Form 10-K
period 1996-12-31
CHATEAU PROPERTIES INC
filed 1997-03-31
CIK 912393

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                   --------------

                                     FORM 10-K
(Mark One)

   X   Annual report pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934

                        FOR THE YEAR ENDED DECEMBER 31, 1996
                                        OR
       Transition report pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934

                          COMMISSION FILE NUMBER 1-12496

                                  --------------

                             CHATEAU PROPERTIES, INC.
               (Exact name of registrant as specified in its charter)

                MARYLAND                               38-3132038
     (State or other jurisdiction                   I.R.S. Employer
   of incorporation or organization)               Identification No.)

            6430 South Quebec Street, Englewood, Colorado     80111
        (Address of principal executive offices)            (zip code)

   Registrant's telephone number, including area code:    (303) 741-3707

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the Registrant on March 25, 1997 was approximately $572,887,000 based on the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

     The number of shares of the Registrant's Common Stock outstanding on March 25, 1997 was 25,163,101 shares.

     Portions of the Registrant's 1996 definitive Proxy Statement to be filed for its 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                              CHATEAU PROPERTIES, INC.

                               FORM 10-K ANNUAL REPORT
                        for the year ended December 31, 1996
                                  TABLE OF CONTENTS
                                        -----

     ITEM                                                          PAGES
     ----                                                          -----
                                       PART I

          1.   Business . . . . . . . . . . . . . . . . . . . . . .  1

          2.   Properties . . . . . . . . . . . . . . . . . . . . .  6

          3.   Legal Proceedings. . . . . . . . . . . . . . . . . .  8

          4.   Submission of Matters to a Vote of Security
                    Holders . . . . . . . . . . . . . . . . . . . .  8

                                      PART II

          5.   Market for Registrant's Common Equity and
                    Related Security Holder Matters . . . . . . . .  9

          6.   Selected Financial Data. . . . . . . . . . . . . . . 10

          7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . 12

          8.   Financial Statements and Supplementary Data. . . . . 18

          9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure . . . . . . 36

                                    PART III

          10.  Directors and Executive Officers of the
                    Registrant. . . . . . . . . . . . . . . . . . . 37

          11.  Executive Compensation . . . . . . . . . . . . . . . 37

          12.  Security Ownership of Certain Beneficial Owners
                    and Management. . . . . . . . . . . . . . . . . 37

          13.  Certain Relationships and Related Transactions . . . 37

                                     PART IV

          14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K . . . . . . . . . . . . . . 38

               Signatures . . . . . . . . . . . . . . . . . . . . . 43

                           FINANCIAL STATEMENT SCHEDULES

               Chateau Properties, Inc. Financial Statement
                    Schedules . . . . . . . . . . . . . . . . . . . F1

                                    PART I


ITEM 1.        BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

Chateau Properties, Inc. (the "Company") operates as a self-administered and self-managed equity real estate investment trust ("REIT"). Through CP Limited Partnership, a Maryland limited partnership (the "Operating Partnership") of which the Company is the sole general partner, the Company owns and operates 47 manufactured home community properties in Michigan, Illinois, Florida, Minnesota and North Dakota (the "Properties"). The Company also has a 50 percent interest in a joint venture with ROC Communities, Inc. ("ROC") that owns 6 development communities. The Company was formed in Maryland on August 25, 1993 to continue and expand the manufactured home operations and business objectives of Chateau Estates ("Chateau"), a Michigan co-partnership. Chateau had developed, owned and operated manufactured home community properties since 1966.

On February 11, 1997, the Company completed its merger with ROC (the "Merger"). The Merger and related transactions will be accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC will be adjusted to fair value for financial accounting purposes and the results of operations of ROC will be included in the results of operations of the Company in 1997.

In connection with the Merger, the following related transactions occurred:

     - The Company repurchased and retired 1,200,000 shares of its common stock, of which 450,000 were repurchased in 1996

     - ROC purchased 350,000 shares of Chateau common stock, which was retired at the time of the Merger

     - The Company issued 1.042 shares of its common stock for each share of ROC stock outstanding

     - The Company paid a stock dividend equal to .0326 shares of Company common stock per common share/OP Unit outstanding

     - Certain OP Unitholders converted 6,170,908 OP Units into common shares. These Unitholders waived their right to receive the above dividend and as a result it was re-allocated to the existing shareholders, resulting in a distribution to the common shareholders of .068 shares of common stock

     - Certain OP Unitholders purchased 984,423 additional shares of common stock from the Company at $25.88 per share.

Since the Merger, Chateau now owns 128 communities with an aggregate 42,986 residential homesites. In addition, it now fee manages 6,953 residential homesites in 34 communities.

FORMATION OF THE COMPANY

In November 1993, the Company issued, in an initial public offering, 5,700,000 shares of common stock (the "Offering"). In connection with the Offering, the Company engaged in the following transactions:

       * Chateau contributed fee title to twenty of the Properties to the Operating Partnership in exchange for partnership interests in the Operating Partnership ("OP units").

       * InterCoastal Communities, Inc. a Florida corporation and its affiliates (collectively "InterCoastal"), contributed fee title to one Property and partnership interests in partnerships which own fee title to six of the Properties to the Operating Partnership in exchange for OP units.

       * A group of six Michigan co-partnerships affiliated with Leonard Maas (collectively "Maas") contributed fee title to six of the Properties to the Operating Partnership in exchange for OP units.

       * The Company contributed the net proceeds of the Offering of $103.8 million to the Operating Partnership, in exchange for a 40.8 percent partnership interest in the Operating Partnership as its sole general partner.

       * The Operating Partnership used the net proceeds of the cash contribution from the Company to repay approximately $88.2 million of indebtedness (including related prepayment penalties) collateralized by mortgages on certain of the Properties and the balance was retained for working capital and for the possible acquisition of additional manufactured home communities or development of expansion sites.

Chateau, InterCoastal, and Maas are referred to together as the Chateau Properties Group or the Predecessor.

INDUSTRY OVERVIEW

A manufactured home community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering many amenities, custom options and on-site built additional structures.

Modern manufactured home communities are similar to typical residential subdivisions usually containing centralized entrances, paved streets, curbs and gutters and parkways. These communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each owner within the manufactured home community is responsible for the maintenance of his home and leased site.

OPERATING AND INVESTMENT STRATEGIES

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its existing manufactured home communities and the selective acquisition of additional communities. The Company focuses on manufactured home communities that have above-average cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's investment and operating strategies include:

OPERATIONS

     * Providing the most attractive and desirable manufactured home communities in its markets.

     * Offering a more extensive selection of amenities than other manufactured home communities in its markets.

     * Maintaining and upgrading on a systematic basis its manufactured home communities through a regular preventive maintenance and replacement program.

     * Offering residents on-site services and accessibility to on-site managers to maximize retention, encourage home maintenance and improvements and minimize turnover.

     * Providing frequent personal contact between on-site managers and residents to foster a sense of pride in the community.

     * Through a non-qualified REIT subsidiary, offer potential community residents the convenience of purchasing a home in place.

ACQUISITIONS, DEVELOPMENT AND EXPANSIONS

     * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increases in revenue and cash flow by providing a professional property management team, correcting operating inefficiencies, aggressively leasing and/or renovating sites and developing additional sites.

     * Acquiring properties in existing markets in order to achieve economies of scale in management and operations, and in new markets where portfolios may be acquired with regional management in place.

     * Selectively developing new communities in regions where the Company already does business and further development is supported by demographics and strong market demand.

     * Capitalizing on opportunities to renovate and expand properties consistent with local market demand.

     * Utilizing the expertise and relationships developed by the Company's management to identify acquisition opportunities and complete acquisitions directly with sellers prior to the active public marketing of the properties.

Important factors to the Company when evaluating potential acquisitions include:

     *    Quality of the design and construction of the communities.

     *    Current condition and appearance of the communities.

     * Current cash flow and ability of the Company to increase cash flow through rental increases, enhanced operating efficiencies and site expansions.

     * Existing and potential competition from other manufactured home communities.

     *    Economic strength of the surrounding area.

The Company intends to finance its acquisitions and expansions through its $50 million unsecured line of credit with Huntington National Bank, as lead agent, along with Bank of America and First Chicago NBD, and/or through additional equity and debt offerings or the issuance of OP units. The Company also intends to maintain debt-to-total market capitalization (i.e., total debt of the Company as a percentage of the market value of outstanding shares of Common Stock, including OP Units exchangeable for such shares, plus total debt) of 40 percent or less. At December 31, 1996, the Company had debt-to-total market capitalization of approximately 30 percent.

EXPANSION AND IMPROVEMENT OF MANUFACTURED HOME COMMUNITY PROPERTIES

The Company will seek to increase the income generated from the Properties and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. During 1996, the Company developed 276 expansion sites. As of December 31, 1996 the Company had 20,279 total sites, of which 1,131 were vacant. The Company owned at such date undeveloped land adjacent to existing communities containing approximately 1,200 expansion sites which are zoned for manufactured housing. All necessary utilities are available at these expansion sites, however, building permits would need to be obtained prior to development. This undeveloped land will facilitate additional growth to the extent conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

During 1996, the Company expanded its Anchor Bay community by completing the development of 103 sites, expanded its Algoma community by developing 53 sites, expanded its Fairways community by completing the development of 10 sites and developed 110 sites on land adjacent to its Macomb community.

1996 ACQUISITIONS

During 1996, the Company completed the following acquisitions:

                                              Amount
                                             Allocated         OP
                    Community Name and        to Assets      Units
     Date                Location             Acquired       Cash        Cash
     ----           ------------------       ----------      -----       ----
 March, 1996        Chestnut Creek Farm       $  3,400           -     $  3,400
                    DAVISON, MI

 May, 1996          Maple Valley and          $  5,800     $ 1,000     $  4,800
                    Maple Ridge
                    MANTENO, IL

 September, 1996    Joint venture with ROC    $ 10,300           -     $ 10,300
                    purchase of six
                    communities in six
                    states

 Various            Other joint ventures      $  4,200     $ 1,000     $  3,200

LEASES

The typical lease entered into between the resident and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. Pursuant to Michigan Mobile Home Commission Act Section 28 which governs the leasing of manufactured home sites in Michigan, prospective residents must be given the opportunity to sign a lease for a fixed term for their site. The Company's experience has been that a majority of Michigan residents decline to execute a lease, but like all residents of the Company's properties, do execute less formal documentation which sets forth the general terms of occupancy. Leases or other terms of residents' occupancy are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults.

COMPETITION

All of the Properties are located in developed areas that include other manufactured home community properties. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at the Properties or at any newly acquired properties and on the rents charged. Although the Company believes it has adequate capital resources and its officers and directors have significant experience, the Company competes with others that may have greater resources than the Company and whose officers and directors may have more experience than the Company's officers and directors. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to potential residents of the Properties.

EMPLOYEES

As of December 31, 1996, the Company had approximately 276 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community rules and on-going accessibility for resident assistance. The communities have extensive rules and regulations to maintain their appearance at the highest level. Administrators notify residents who are in violation of these rules and regulations. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties.
Direct supervision of on-site administrators is the responsibility of the Company's four regional vice presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increased cash flow from property operations. Complementing this field management staff are 23 corporate employees who assist on-site administrators in all property functions.

Commitment to resident satisfaction is demonstrated by the ongoing training that the Company provides for on-site staff. Community administrators meet periodically at regional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions and to share ideas and experiences.

TAX STATUS

The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company generally will not be subject to Federal income tax to the extent it distributes 95 percent of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes to the extent of its undistributed income.

ITEM 2.   PROPERTIES

At December 31, 1996 the Properties consisted of 47 manufactured home communities containing 20,279 sites with amenities designed for either retirement or family living of which 25 were located in Michigan, 13 in Florida, 4 in Minnesota, 3 in North Dakota and 2 in Illinois. The Company also owned land adjacent to certain existing communities containing approximately 1,200 expansion sites which, although not yet developed, were zoned for manufactured housing. Of the 47 Properties, 38 have 200 or more sites, with the largest having 1,533 sites.

The Company also has a 50 percent interest in a joint venture with ROC that owns 6 development communities.

At December 31, 1996, the Properties had an average occupancy rate of approximately 94.4 percent with weighted average rent for the year ended December 31, 1996 of $285 per month. Weighted average rent is calculated as net rental income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the occupied sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for the residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and a library. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms and a marina.

Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. It is management's role to insure that residents comply with community policies and to provide maintenance of the common areas, facilities and amenities. The Company continually monitors compliance by residents with its residents' regulations to assure that the communities are maintained at the highest standards. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies, and property administrators make a daily inspection of the Properties. The Company believes that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates. Since 1989, the Properties have averaged an annual turnover of homes (where the home is moved out of the community) of less than 3 percent. During this period, the average annual turnover of residents in the Properties (where the home is sold and remains within the community, typically without interruption of rental income) has been approximately 10-12 percent.

The Operating Partnership owns a 100 percent beneficial interest in all of the Properties, (other than the six properties held in the joint venture with ROC, in which it has a 50 percent interest), except for Emerald Lake, Fairways, Lakeland Junction, Lakes at Leesburg, Palm Beach Colony, Winter Haven Oaks and Del Tura in which it owns a 99 percent beneficial interest and in which the Company owns the remaining 1 percent beneficial interest.

INDEBTEDNESS

At December 31, 1996, the aggregate amount of indebtedness encumbering the Properties was approximately $54.4 million. The amounts outstanding as of December 31, 1996 for the indebtedness encumbering each of these Properties is set forth (in thousands) in the following table. Prepayment of these debt obligations may result in significant prepayment penalties.

                                                                              Amount of
                                      Amount of     Interest                Indebtedness
Property Pledged as Collateral       Indebtedness     Rate     Maturity   due at Maturity
------------------------------       ------------     ----     --------   ---------------
Del Tura                              $ 33,323        8.40%      2000        $ 31,138
Macomb                                  16,328        9.82%      1999          15,574
Norton Shores/Ferrand Estates            3,535        8.00%      1999           3,327
Oak Hill                                 1,255        8.00%      1998           1,219
                                      --------                               --------
Total                                 $ 54,441                               $ 51,258
                                      --------                               --------
                                      --------                               --------

ITEM 3.   LEGAL PROCEEDINGS

In connection with a tender offer by Manufactured Home Communities, Inc.'s ("MHC") operating partnership for shares of the Company's Common Stock in September 1996, the Company commenced litigation against MHC and its operating partnership in United States District Court in Baltimore, Maryland seeking a declaratory judgment with respect to, among other things, the 7 percent ownership limit set forth in the Company's Articles. MHC filed a counterclaim against the Company, its directors and ROC in the litigation alleging, among other things, various breaches of fiduciary duty. Despite the withdrawal by MHC of its tender offer, this litigation remains pending.

In addition, three separate purported class actions have been filed against the Company and its directors in the Circuit Court of Montgomery County, Maryland alleging breaches of fiduciary duty for agreeing to a merger with ROC and refusing to endorse the MHC Tender Offer or the proposal received from Sun Communities, Inc.

The Company believes the MHC counterclaim and the State Court litigation (which has been consolidated) are entirely without merit and intends to vigorously defend these cases if pursued.

The information contained in the Schedule 14D-9 filed by the Company, including amendments previously filed and those which may be filed after the date hereof, is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
          MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CPJ. The following table sets forth, for the quarterly periods shown, the high and low sales price per share as reported on the NYSE for the years ended December 31, 1995 and 1996.

                                      Price Range
                                      -----------      Cash Dividend
            Quarter Ended           High       Low        Declared
            -------------           ----       ---        --------
            March 31, 1995         $22-1/2   $18           $ .375
            June 30, 1995          $22-5/8   $19-3/4       $ .375
          September 30, 1995       $22-1/2   $20-3/8       $ .375
          December 31, 1995        $22-7/8   $20-3/4       $ .40

                                      Price Range
                                      -----------      Cash Dividend
            Quarter Ended           High       Low        Declared
            -------------           ----       ---        --------
            March 31, 1996         $24-7/8   $22-1/8       $ .405
            June 30, 1996          $23-7/8   $21-5/8       $ .405
          September 30, 1996       $27       $22-1/8       $ .405
          December 31, 1996        $26-5/8   $23-7/8       $ .405

The Company expects to continue to pay regular quarterly dividends to holders of its Common Stock. Subject to the needs of the Company's acquisition and expansion strategies and subject to the REIT qualification standards, the Company intends to distribute annually up to 95 percent of its cash flow.

Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes will be taxable to stockholders as dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the Common Stock to the extent thereof, with the remainder as taxable gain.

In May 1995, the Company issued 335,460 shares of its Common Stock in exchange for an equal number of OP Units. These OP Units, which were exchangeable by their terms at the option of the holder, had previously been issued in a privately negotiated transaction in exchange for properties contributed on formation of the Operating Partnership in November, 1993. The Company believes that these holders of OP Units were "accredited investors" (as defined in Regulation D under the Securities Act of 1933) and issued these shares of Common Stock in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933.

At March 25, 1997, there were approximately 600 holders of record and approximately 12,000 beneficial owners of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary financial information of the Company and the Predecessor for the periods and dates indicated.

                                                                                                             Predecessor
                                                                                                     ---------------------------
                                                            For the                  For the Period                   For the
                                                          Year Ended                   November 23-  January 1 -    year ended
                                          December 31,   December 31,  December 31,    December 31,  November 22,   December 31,
 In thousands, except per share data        1996 (1)         1995         1994 (2)         1993           1993           1992
                                            --------       --------       --------        -------       --------       --------
OPERATING DATA:
Revenues:
  Rental income                             $ 64,695       $ 59,912       $ 47,318        $ 4,577       $ 38,242       $ 40,826
  Interest and other income                    2,689          1,943            749            110            684            541
                                            --------       --------       --------       --------       --------       --------
    Total revenues                            67,384         61,855         48,067          4,687         38,926         41,367

Expenses:
  Property operating and administrative       26,870         24,410         19,944          1,867         16,909         17,712
  Depreciation                                11,452         11,014          7,230            707          5,823          6,431
  Interest and related amortization           12,962         12,452          5,996            576         12,101         14,303
  Reorganization costs                                                                      1,699
                                            --------       --------       --------       --------       --------       --------
    Total expenses                            51,284         47,876         33,170          4,849         34,833         38,446
                                            --------       --------       --------       --------       --------       --------
      Income (loss) before extraordinary
       item and majority interest             16,100         13,979         14,897           (162)         4,093          2,921
  Extraordinary item (3)                                       (829)                       (2,738)
  Majority interest in Operating
   Partnership                                (9,566)        (7,847)        (8,860)         1,717
                                            --------       --------       --------       --------       --------       --------
  Net income (loss)                         $  6,534       $  5,303       $  6,037       $ (1,183)      $  4,093       $  2,921
                                            --------       --------       --------       --------       --------       --------
                                            --------       --------       --------       --------       --------       --------
  Weighted average common shares
   outstanding                                 6,022          5,959          5,750          5,750
  Weighted average common shares
   and OP Units outstanding                   14,837         14,779         14,189         14,081

Earnings per Share/OP Unit Data:
  Income (loss) before extraordinary
   item                                     $   1.09       $    .95       $   1.05      $    (.01)
  Extraordinary item                        $      -       $   (.06)      $      -      $    (.20)
  Net income (loss)                         $   1.09       $    .89       $   1.05      $    (.21)
  Dividends/distributions declared          $   1.62       $  1.525       $  1.425      $     .15

CASH FLOW DATA:
 Net cash provided by operating
  activities                                $ 29,755       $ 28,097       $ 22,584      $   4,980       $  8,659       $  8,853
 Net cash provided by (used in)
  financing activities                      $   (595)      $(24,365)      $  7,056      $  15,591       $ (5,983)     $  (5,933)
 Net cash provided by (used in)
  investing activities                      $(29,518)      $ (6,158)      $(46,214)     $    (639)      $ (3,416)     $  (3,140)

BALANCE SHEET DATA:
  Rental property, before accumulated
   depreciation                             $300,631       $276,423       $266,833       $151,069                      $147,107
  Rental property, net of accumulated
   depreciation                             $219,338       $206,555       $207,977       $ 97,755                      $100,230
  Total assets                              $232,066       $212,034       $215,418       $120,524                      $106,449
  Total debt                                $168,315       $132,700       $132,747       $ 52,831       $143,148
  Majority interest in Operating
   Partnership                              $ 26,552       $ 36,264       $ 41,569       $ 35,441
  Shareholders' equity (owners' deficit)    $ 16,191       $ 24,308       $ 25,542       $ 23,424       $(46,016)





ITEM 6. SELECTED FINANCIAL DATA, CONTINUED

 OTHER DATA:                                                                                                  Predecessor
                                                                                                     ---------------------------
                                                            For the                   For the Period                  For the
                                                          Year Ended                   November 23-  January 1 -     year ended
                                          December 31,   December 31,  December 31,    December 31,  November 22,   December 31,
 Dollars in thousands                       1996 (1)         1995         1994 (2)         1993           1993           1992
                                            --------       --------       --------        -------       --------       --------


 Total properties (at end of period)              47             44             43             33                          33
 Total sites (at end of period)               20,279         19,594         19,185         15,261                        15,072
 Weighted average occupied sites              18,889         18,051         14,913         14,025         14,025         13,683
 Funds from operations (4)                  $ 27,460       $ 24,898       $ 22,015       $    536       $  9,822       $  9,252


     (1) In February 1997, the Company completed a merger with ROC Communities, Inc. See Note 12 to the Consolidated Financial Statements for information regarding the merger.

     (2)  The Company acquired eight communities in the fourth quarter of 1994.

     (3) The extraordinary items represent prepayment penalties and certain other related costs associated with the early extinguishment of debt.

     (4)  Funds from operations ("FFO") is defined by the National
          Association of Real Estate Investment Trusts ("NAREIT") as net income excluding gains (or losses) from debt restructuring and sales of property plus rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property is the only non-cash adjustment. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                                                                             Predecessor
                                                                                                      ---------------------------
                                                            For the                   For the period                   For the
                                                          Year Ended                    November 23-   January 1 -    year ended
                                          December 31,   December 31,   December 31,     December 31,  November 22,   December 31,
 In thousands                                 1996           1995           1994            1993           1993           1992
                                            --------       --------       --------        -------       --------       --------
 Income (loss) before
  extraordinary item                        $ 16,100       $ 13,979       $ 14,897       $   (162)      $  4,093       $  2,921
 Depreciation of rental
  property                                    11,360         10,919          7,118            698          5,729          6,331
                                            --------       --------       --------       --------       --------       --------
 Funds from Operations                      $ 27,460       $ 24,898       $ 22,015         $  536       $  9,822       $  9,252


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of results of operations and financial condition covers the years ended December 31, 1996, 1995 and 1994 and should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

On February 11, 1997, the Company completed its merger with ROC Communities, Inc. ("ROC") (the "Merger"). The pro forma discussion covers the years ended December 31, 1996 and 1995 assuming the Merger and related transactions had occurred on January 1, 1995. This pro forma discussion should be read in conjunction with Note 12 to the financial statements of the Company included elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

For the year ended December 31, 1996, income before majority interest and extraordinary item was $16,100,000, an increase of $2,121,000 from the year ended December 31, 1995. The increase was due primarily to increased net operating income from communities owned by the Company on January 1, 1995 (the "Core 1995 Portfolio") and to a lesser extent, the acquisition of three communities in 1996 and one community in 1995. The increase in net operating income from the Company's Core 1995 Portfolio was due to increased occupancy and rental increases offset by general operating expense increases.

Rental revenue in 1996 was $64,695,000, an increase of $4,783,000 or 8.0 percent from 1995. Approximately 2.3 percent of the increase was due to the acquisitions of three communities in 1996 and one in 1995, 3.9 percent represented the effect of annual rent increases in the Core 1995 Portfolio and 1.8 percent was due to increased occupancy in the Core 1995 Portfolio. Weighted average occupancy for the year ended December 31, 1996, was 18,889 sites, or 4.6 percent higher than weighted average occupancy for the year ended December 31, 1995. Weighted average occupancy increased in 1996 due to the 1996 and 1995 acquisitions and the filling of 265 additional sites that were either vacant at January 1, 1996 or developed in 1996. The occupancy rate was 94.4 percent on 20,279 sites as of December 31, 1996, as compared with 94.3 percent on 19,594 sites as of December 31, 1995. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1996 increased to $285 from $277 in 1995 or 3.2 percent due to rental increases in the Core 1995 Portfolio in 1996.

Interest and other income increased approximately $746,000, or 38 percent, in 1996 from 1995. The increase is due primarily to the inclusion of the results of operations of four golf courses and a marina for the period beginning January 1, 1996. These operations were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by an equity owner of the Company, in order to permit the Company's qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI which was classified as other income. In early 1996, the Company received a ruling from the Internal Revenue Service allowing the Company to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations.

Property operating and maintenance expense for the year ended December 31, 1996 increased by $2,180,000 or 13.6 percent from the same period a year ago. Approximately $1,028,000 of the increase represents the operating costs of the golf course and marina operations discussed above. The remaining increase of $1,152,000 or a 7.2 percent increase over the prior year, is due primarily to the acquisition of three communities in 1996 and one in 1995.
On a per site basis, monthly weighted average property operating and maintenance expense increased from $74 in 1995 to $80 in 1996, or 8.6 percent. Excluding the golf course and marina operations, monthly weighted average property operating and maintenance expense increased 2.4 percent, on a per site basis, year over year.

Real estate taxes for the year ended December 31, 1996, increased by $333,000, or 7.4 percent, from the year ended December 31, 1995. The increase is due primarily to acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $21.40 in 1996 compared to $20.90 in 1995, an increase of 2.6 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for 1996 was relatively constant with 1995. Administrative expense in 1996 was 5.7 percent of revenues as compared to 6.3 percent in 1995.

Interest and related amortization costs increased for the year ended December 31, 1996, by $510,000, as compared with the year ended December 31, 1995.
The increase is attributable to the indebtedness incurred to finance the 1996 acquisitions of three communities and one in 1995, as well as the investment in a joint venture with ROC that owns six development communities. Interest expense also increased due to the financing of the Company's repurchase and retirement of 450,000 shares of its common stock in connection with the Merger. Interest expense as a percentage of average debt outstanding decreased to approximately 8.1 percent in 1996 from approximately 8.9 percent in 1995.

Depreciation expense for the year ended December 31, 1996, increased $438,000 from the same period a year ago. The increase is due to acquisitions and expansions. Depreciation expense as a percentage of average depreciable rental property in 1996 remained relatively unchanged from 1995.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

For the year ended December 31, 1995, income before majority interest and extraordinary item was $13,979,000, a decrease of $918,000 from the year ended December 31, 1994. The decrease was due to an increase in depreciation of $3,784,000 and increased interest costs of $6,456,000, which were offset by increased net operating income of $9,322,000. These increases were primarily due to the acquisitions of one community in 1995 and 10 communities in 1994, as well as an increase in net rental revenue from the communities owned by the Company on January 1, 1994 (the "Core 1994 Portfolio"). The increase in net operating income from the Company's Core 1994 Portfolio was due to increased occupancy and rental increases offset by general operating expense increases. In the first quarter 1995, the Company recognized an extraordinary charge of $829,000 related to the early extinguishment of debt.

Rental revenue in 1995 was $59,912,000, an increase of $12,594,000 or 26.6 percent from 1994. Approximately 84.8 percent of the increase was due to the acquisition of one community in September 1995 and 10 communities in 1994, eight of which were acquired in the fourth quarter, 9.2 percent represents the effect of annual rent increases in the Core 1994 Portfolio and 6.0 percent was due to increased occupancy in the Core 1994 Portfolio.

Weighted average occupancy for the year ended December 31, 1995, was 18,051 sites, or 21 percent higher than weighted average occupancy for the year ended December 31, 1994. Weighted average occupancy increased in 1995 due to the 1995 and 1994 acquisitions and the filling of 381 additional sites that were either vacant at January 1, 1995, or developed in 1995. The occupancy rate was 94.3 percent on 19,594 sites as of December 31, 1995, as compared with 92.7 percent on 19,185 sites as of December 31, 1994.

On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1995 increased to $277 from $264 in 1994 or 4.6 percent. This increase was due to acquisitions made in 1995 and 1994 and rental increases in the Core 1994 Portfolio in 1995, partially offset by a weighted average $2 per month per site rebate that the Company passed through to its Michigan residents. The rebate represented the net savings realized by the Company from a change in real estate taxation in Michigan.

Interest and other income increased approximately $1,194,000, or 159 percent, in 1995 from 1994 primarily due to other operating revenues generated by the communities acquired by the Company in November 1994.

Property operating and maintenance expense for the year ended December 31, 1995, increased by $3,524,000 or 28.2 percent from the same period a year ago. The increase is due primarily to the 1995 and 1994 acquisitions. On a per site basis, monthly weighted average property operating and maintenance expense increased from $70 in 1994 to $74 in 1995, or 5.9 percent. The increase on a per site basis is due principally to certain of the communities acquired in 1994 having a higher per site operating cost, an increase in advertising and other costs incurred to fill sites and utility rate increases. The higher per site operating cost in certain of the acquired communities is due, in part, to the costs associated with the other operating revenues generated by these communities. The increase in advertising spending resulted in the net filling of 381 sites for 1995, while only 170 sites were filled for the year ended December 31, 1994.

Real estate taxes for the year ended December 31, 1995, increased by $688,000, or 17.9 percent, from the year ended December 31, 1994. The increase is due primarily to acquisitions and expansions of communities. On a per site basis, monthly weighted average real estate taxes were $20.90 in 1995 compared to $21.40 in 1994, a decrease of 2.6 percent. The decrease was due primarily to a change in real estate taxation in Michigan and acquisitions which had a lower per site real estate tax cost, offset by general tax increases. The change in real estate taxation decreased real estate taxes beginning in the third and fourth quarter of 1994, and first and second quarter of 1995. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1995, increased $254,000, or 7.0 percent, from the year ended December 31, 1994.
Administrative expense in 1995 was 6.3 percent of revenues as compared to 7.5 percent in 1994.

Interest and related amortization costs increased for the year ended December 31, 1995, by $6,456,000, as compared with the year ended December 31, 1994. The increase is attributable to the indebtedness incurred to finance the 1995 and 1994 acquisitions of 10 communities. Interest expense as a percentage of average debt outstanding decreased to approximately 8.9 percent in 1995 from approximately 9.4 percent in 1994 due to debt refinancing that occurred in the first quarter of 1995.

Depreciation expense for the year ended December 31, 1995, increased $3,784,000 from the same period a year ago. The increase is due to the 1995 and 1994 acquisitions of 10 communities for a combined purchase price of approximately $117 million. Depreciation expense as a percentage of average depreciable rental property in 1995 remained relatively unchanged from 1994.

PRO FORMA RESULTS OF OPERATIONS

PRO FORMA YEAR ENDED DECEMBER 31, 1996 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31,1995

Rental revenue increased $7,200,000 or 6 percent in 1996 over 1995 due to increased occupancy and rental increases in communities owned by the Company on January 1, 1995. Other revenues increased approximately $800,000 or 20 percent for the year ended December 31, 1996 over 1995 due primarily to golf course and marina operations which were consolidated in 1996 and recorded as net lease income in 1995 as discussed above.

Property, operating, maintenance and administrative expense increased $4,100,000 or 8.3 percent in 1996 as compared to 1995. Excluding the expenses of the golf course and marina operations discussed above, the increase would have been $3,000,000 or 6.1 percent. This increase is due to the increased number of occupied sites, as well as general increases.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29,755,000 for the year ended December 31, 1996, compared to $28,097,000 for the year ended December 31, 1995. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the year ended December 31, 1996, was $595,000. Use of cash included distributions made to shareholders/OP Unit holders of $24,065,000; the payment of $932,000 to reacquire 43,333 OP units at $21.50 per Unit and the payment of $11,239,000 to repurchase and retire 450,000 shares of the Company's common stock in connection with the Merger. The shares were repurchased in October 1996 at an average price of approximately $25.00 per share. This use of cash was offset partially by net borrowings under the Company's line of credit of $36,750,000.

Net cash used in investing activities for the year ended December 31, 1996
was $29,518,000.   This amount represented the acquisition of three
communities, joint venture investments, capital expenditures and construction and development costs. The acquisition of the three communities for an aggregate purchase price of $9,200,000 were financed by $8,200,000 borrowed on the Company's line of credit and $1,000,000 through the issuance of 43,884 OP units. The investment in the joint venture with ROC of $10,300,000 was financed by a borrowing on the Company's line of credit. The Company also invested approximately

$3,200,000 in cash in other joint ventures. For the year ended December 31, 1996, construction and development costs approximated $3,700,000, while recurring property capital expenditures, other than construction and development costs, were approximately $635,000. Recurring property capital expenditures in 1996 increased $94,000, or 17 percent, over the same period in 1995, due to the increased number of communities in the Company's portfolio. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional equity or debt securities, assumption of existing secured or unsecured indebtedness or the issuance of OP units. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. Huntington National Bank, as lead agent, along with Bank of America and First Chicago NBD, have agreed, until January, 1999, to lend the Company up to $50 million which, subject to customary conditions, is available to finance the development of expansion sites, the acquisition of additional properties and general business obligations. This line of credit is unsecured and bears interest at 150 basis points over LIBOR. At December 31, 1996, there was $36,750,000 outstanding under the line of credit.

The Company expects to meet its short-term liquidity requirements through cash flow from operations and, if necessary, borrowings under its line of credit.

The Company anticipates meeting its long-term liquidity requirements from borrowings under its line of credit, from the issuance of additional debt or equity securities and cash flows from operations.

The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect on results of operations or financial position during the three year period ended December 31, 1996, nor does management believe it will have a material impact in the future.

PRO FORMA INDEBTEDNESS

On a pro forma basis as of December 31, 1996, the Company had the following debt outstanding (in thousands):

Fixed rate mortgages                            $113,979
Fixed rate unsecured debt                        145,000
Unsecured lines of credit                         66,993
Other debt                                         2,124
                                                --------
                                                $328,096
                                                --------
                                                --------

The weighted average interest rate and remaining term of the fixed rate debt was approximately 8.1 percent and 4.3 years, respectively. The only variable rate debt outstanding is drawn on lines of credit. After the Merger, the Company has two available credit facilities aggregating $100 million, each of which is unsecured and bears interest at 150 basis points over LIBOR.

INFLATION

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable the Company to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Company of any adverse effect of inflation.

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income excluding gains (or losses) from debt restructuring and sales of property plus rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REIT's which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property is the only non-cash adjustment. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                    For the year
                                                  ended December 31,
                                          ---------------------------------
                                           1996         1995         1994
                                          -------      -------      -------
Income before extraordinary item          $16,100      $13,979      $14,897
Depreciation of rental property            11,360       10,919        7,118
                                          -------      -------      -------
Funds from operations                     $27,460      $24,898      $22,015

On a pro forma basis, FFO is calculated as follows:

                                              For the year
                                           ended December 31,
                                          --------------------
                                           1996         1995
                                          -------      -------
Income before minority interest           $18,000      $13,100
Depreciation of rental property            34,300       34,200
Amortization of other intangibles             400          500
                                          -------      -------

Funds from operations                     $52,700      $47,800

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Chateau Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Chateau Properties, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the three years in the period ended December 31, 1996. We have also audited the financial statement schedule as identified in item 14(a) (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the management of Chateau Properties, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chateau Properties, Inc. as of December 31, 1996 and 1995, and the results of operations and cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Detroit, Michigan
February 12, 1997

                          CHATEAU PROPERTIES, INC.
                            STATEMENTS OF INCOME

                                                                   FOR THE YEAR ENDED
                                        PRO FORMA      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
In thousands, except per share data       1996*           1996           1995           1994
                                       -----------     ------------   ------------   ------------
                                       (Unaudited)
Revenues:
 Rental income                                            $64,695        $59,912        $47,318
 Interest and other income                                  2,689          1,943            749
                                                          -------        -------        -------
                                         $132,800          67,384         61,855         48,067
Expenses:
 Property operating and maintenance                        18,201         16,021         12,497
 Real estate taxes                                          4,856          4,523          3,835
 Depreciation                                              11,452         11,014          7,230
 Administrative                                             3,813          3,866          3,612
 Interest and related amortization                         12,962         12,452          5,996
                                                          -------        -------        -------
                                          114,800          51,284         47,876         33,170
                                         --------         -------        -------        -------
  Income before extraordinary
   item and majority interest              18,000          16,100         13,979         14,897
Extraordinary charge from early
  extinguishment of debt                        -               -           (829)             -
                                         --------         -------        -------        -------

  Income before majority interest          18,000          16,100         13,150         14,897
Minority/majority interest in
  income of Operating Partnership          (1,800)         (9,566)        (7,847)        (8,860)
                                         --------         -------        -------        -------
   Net income                            $ 16,200         $ 6,534        $ 5,303        $ 6,037
                                         --------         -------        -------        -------
                                         --------         -------        -------        -------
Earnings per share:
 Income before extraordinary item        $    .64         $  1.09        $   .95        $  1.05

 Extraordinary item                             -               -           (.06)             -
                                         --------         -------        -------        -------
   Net income                            $    .64         $  1.09        $   .89        $  1.05
                                         --------         -------        -------        -------
                                         --------         -------        -------        -------
Dividends/distributions declared per
  common share/OP unit outstanding                        $  1.62        $ 1.525        $ 1.425
                                                          -------        -------        -------
                                                          -------        -------        -------

Tax status of dividends, return
  of capital portion                                      $   .65        $   .53        $   .41
                                                          -------        -------        -------
                                                          -------        -------        -------

Weighted average common shares
  outstanding                              25,125           6,022          5,959          5,750
                                         --------         -------        -------        -------
                                         --------         -------        -------        -------

Weighted average common
  shares and OP Units outstanding          27,873          14,837         14,779         14,189
                                         --------         -------        -------        -------
                                         --------         -------        -------        -------

-----------------------
*See Note 12




    The accompanying notes are an integral part of the financial statements.

                         CHATEAU PROPERTIES, INC.
                              BALANCE SHEETS


                                         PRO FORMA
                                        DECEMBER 31           DECEMBER 31,
In thousands, except per share data        1996*           1996           1995
                                        -----------      --------       -------
                                        (Unaudited)
ASSETS
Rental property:
 Land                                                    $ 33,821      $ 32,891
 Land and improvements for
  expansion sites                                           1,988         2,434
 Manufactured home community
  improvements                                            239,514       216,591
 Community buildings                                       17,607        17,231
 Furniture and other equipment                              7,701         7,276
                                                         --------       -------
    Total rental property                $796,000         300,631       276,423
  Less accumulated depreciation            81,000          81,293        69,868
                                         --------        --------       -------
   Net rental property                    715,000         219,338       206,555
                                         --------
                                         --------
Cash and cash equivalents                                     586           944
Rent and other receivables                                  5,403         2,142
Prepaid expenses and other assets                           6,739         2,393
                                                         --------      --------
    Total assets                         $736,000        $232,066      $212,034
                                         --------        --------      --------
                                         --------        --------      --------
LIABILITIES
Debt                                                   $  168,315      $132,700
Accrued interest payable                                    2,796         2,447
Accounts payable and other accrued
 expenses                                                   7,489         5,997
Rents received in advance and
 security deposits                                          4,852         4,364
Distributions payable                                       5,871         5,954
                                                         --------      --------
    Total liabilities                     363,000         189,323       151,462

Minority/majority interest in
 Operating Partnership                     37,000          26,552        36,264
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value,
 2 million shares authorized; no
 shares issued or outstanding
Common stock, $.01 par value,
 30 million shares authorized:
 25,137,000 shares on a pro forma
 basis and 5,660,960 and 6,095,960
 shares issued and outstanding at
 December 31, 1996 and 1995,
 respectively                                                  57            61
Additional paid-in capital                                 28,187        33,152
Dividends in excess of accumulated
 earnings                                                 (11,233)       (8,064)

Notes receivable, officers, 43,125
 shares outstanding at December 31,
 1996 and 1995                                               (820)         (841)
                                                         --------      --------
    Total shareholders' equity            336,000          16,191        24,308
                                         --------        --------      --------
    Total liabilities and
     shareholders' equity                $736,000        $232,066      $212,034
                                         --------        --------      --------
                                         --------        --------      --------

*See Note 12

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU PROPERTIES, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    FOR THE YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
 Dollars in thousands, except per share data                1996           1995           1994
                                                        ------------   ------------   ------------
Common stock:
 Balance at beginning of period                         $      61        $    58         $    58
 Issuance of 15,000 and 10,500
  shares from awards and exercise of
  options in 1996 and 1995, respectively                        -              -               -
 Issuance of 335,460 shares of common
  stock in exchange for units in
  Operating Partnership                                         -              3               -
 Repurchase and retirement of 450,000
  shares                                                       (4)             -               -
                                                         --------        -------         -------

Balance at end of period                                 $     57        $    61         $    58
                                                         --------        -------         -------
                                                         --------        -------         -------

Additional paid-in capital:
 Balance at beginning of period                          $ 33,152        $30,678         $26,412
 Exercise of common stock options,
  11,250 and 7,500 shares                                     239            150               -
 Issuance of 335,460 shares                                     -          1,544               -
 Repurchase and retirement of 450,000
  shares                                                  (11,235)             -               -
 Transfer from majority interest
  ownership in Operating Partnership                        6,031            780           4,266
                                                         --------        -------         -------
 Balance at end of period                                $ 28,187        $33,152         $30,678
                                                         --------        -------         -------
                                                         --------        -------         -------

Dividends in excess of accumulated earnings:
 Balance at beginning of period                          $ (8,064)       $(4,203)        $(2,046)
 Net income                                                 6,534          5,303           6,037
 Dividends declared, $1.62, $1.525 and
  $1.425 per share                                         (9,703)        (9,164)         (8,194)
                                                         --------        -------         -------
 Balance at end of period                                $(11,233)       $(8,064)        $(4,203)
                                                         --------        -------         -------
                                                         --------        -------         -------
Notes receivable, officers:
 Balance at beginning of period                          $   (841)       $  (991)        $(1,000)
 Payments received                                             21            150               9
                                                         --------        -------         -------
 Balance at end of period                                $   (820)       $  (841)        $  (991)
                                                         --------        -------         -------
                                                         --------        -------         -------

Total shareholders' equity, end of period                $ 16,191        $24,308         $25,542
                                                         --------        -------         -------
                                                         --------        -------         -------

    The accompanying notes are an integral part of the financial statements.

                               CHATEAU PROPERTIES, INC.
                               STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED
                                                    DECEMBER 31, DECEMBER 31, DECEMBER 31,
In thousands, except per share data                    1996         1995         1994
                                                    ------------ ------------ ------------
Cash flows from operating activities:
  Net income                                         $  6,534     $  5,303     $  6,037
  Adjustments to reconcile to net
   cash provided by operating activities:
    Income attributable to majority interest            9,566        7,847        8,860
    Extraordinary item                                      -          829
    Depreciation                                       11,452       11,014        7,230
    Amortization of debt issuance costs                   437          538          436
    Increase in operating assets                         (562)         (77)      (1,280)
Increase in operating liabilities                       2,328        2,643        1,301
                                                     --------     --------     --------
    Net cash provided by operating activities          29,755       28,097       22,584
                                                     --------     --------     --------
Cash flows from financing activities:
  Proceeds from issuance of 8 3/4% Senior Notes             -       74,866
  Net borrowings (payments) on line of credit          36,750      (30,000)      30,000
  Principal payments on mortgages                     (1,135)      (45,066)      (6,055)
  Prepayment penalties                                      -         (667)
  Payment of debt issuance costs                         (234)        (954)
  Distributions to shareholders/OP
   Unit holders                                       (24,065)     (21,982)     (16,898)
  Shares/OP Units repurchased                         (12,171)        (882)
  Exercise of common stock options and other              260          320            9
                                                     --------     --------     --------
    Net cash provided by (used in)
     financing activities                                (595)     (24,365)       7,056
                                                     --------     --------     --------
Cash flows from investing activities:
  Acquisition of rental properties                    (21,727)      (2,766)     (42,947)
  Additions to rental properties                       (4,731)      (3,392)      (3,267)
  Merger costs                                         (3,060)
                                                     --------     --------     --------
    Net cash used in investing activities             (29,518)      (6,158)     (46,214)
                                                     --------     --------     --------
Decrease in cash and cash equivalents                    (358)      (2,426)     (16,574)
                                                     --------     --------     --------
Cash and cash equivalents, beginning of period            944        3,370       19,944
                                                     --------     --------     --------
Cash and cash equivalents, end of period             $    586     $    944     $  3,370
                                                     --------     --------     --------
                                                     --------     --------     --------
Supplemental information:
 Cash paid for interest                              $ 12,176     $  9,987     $  5,148
                                                     --------     --------     --------
                                                     --------     --------     --------
 OP units issued for rental property                 $  1,964     $  3,434     $ 13,521
                                                     --------     --------     --------
                                                     --------     --------     --------
 Liabilities assumed for rental property                                       $ 57,685
                                                                               --------
                                                                               --------

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU PROPERTIES, INC.

                        NOTES TO FINANCIAL STATEMENTS

                             ---------------------


1.   BASIS OF PRESENTATION AND FORMATION OF COMPANY:

     The accompanying financial statements consist of the consolidated financial statements of Chateau Properties, Inc. (the "Company"), a Real Estate Investment Trust (REIT). The Company is engaged in the business of owning and operating 47 manufactured housing community properties in Michigan, Illinois, Florida, Minnesota and North Dakota. In addition the Company owns 6 properties through a joint venture with ROC Communities, Inc. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company generally for a term of one year or less.

     On November 23, 1993, the Company completed a public offering of 5,700,000 shares of $.01 par value common stock (the "Offering"). Simultaneous with the Offering, the Company contributed the net proceeds from the Offering and was admitted as the sole general partner, with an approximate 41 percent interest, in an operating partnership (the "Operating Partnership") representing the successor owner of 33 manufactured housing community properties. These properties were contributed by the owners of Chateau Properties Group (the "Predecessor") to the Operating Partnership in exchange for limited partnership interests (OP units) which, subject to certain limitations, are exchangeable at any time at the option of the holders for common stock of the Company on a one-for-one basis. The Predecessor consisted of the manufactured housing community properties of Chateau Estates, a Michigan co-partnership, of InterCoastal Communities, Inc. and its affiliates and of six co-partnerships affiliated with Leonard Maas (the "Contributing Parties"). This business combination was accounted for as a reorganization of entities under common control, and accordingly, there were no changes in the basis of assets and liabilities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     As the sole general partner, the Company has unilateral control and complete responsibility for management of the Operating Partnership including the right and power to make all decisions and actions with respect to the acquisition, mortgage and sale of properties and the other business affairs of the Operating Partnership. Accordingly, these financial statements include the accounts of Chateau Properties, Inc. and the Operating Partnership. All significant inter-entity balances and transactions have been eliminated in consolidation.


                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

     Majority Interest

     Income before majority interest is ascribed to the limited partners of the Operating Partnership (the "Majority Interest") based on their respective weighted average ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP units held by the Majority interest by total OP units outstanding including the units held by the Company. Issuance of additional shares of common stock or OP units changes the percentage ownership of both the Majority Interest and the Company. Since an OP unit is equivalent to a common share (due to, among other things, its exchange ability for a common share), such transactions are treated as capital transactions and result in an equity transfer adjustment among shareholders' equity and Majority Interest in the Company's balance sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

     Estimates

     The preparation of these financial statements involves the use of certain management estimates and assumptions that affect reported amounts and disclosures, such as the useful lives of rental properties. Actual results could differ from estimates.

     Revenue Recognition

     Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

     Rental Property

     Rental property is carried at the lower of cost, less accumulated depreciation, or fair value. Management evaluates the recoverability of its investment in rental property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of recoverability of its rental property under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. The Company adopted SFAS No. 121 in 1995 and the adoption had no effect on the results of operations or financial condition of the Company.


                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

     Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                            ESTIMATED USEFUL
                  CLASS OF ASSET                             LIVES (YEARS)
     Manufactured home community improvements                  20 to 30
     Community buildings                                       25 to 30
     Furniture and other equipment                              4 to 10

     Maintenance, repairs and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized. When rental property assets are sold or otherwise retired, the cost of such property assets, net of accumulated depreciation compared to the sale proceeds, are recognized in income as gains or losses on disposition.

     Income Taxes

     The Company has elected to be taxed as a real estate investment trust ("REIT") under Section 856(c) of the Internal Revenue Code of 1986, as amended. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company remains subject to certain state and local taxes on its income and property as well as Federal income and excise taxes on its undistributed income.

     Per Share Data

     Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The conversion of an OP unit to common stock has no effect on earnings per common share since the earnings of an OP unit are equivalent to the earnings of a share of common stock. Common stock equivalents for outstanding stock options are not materially dilutive for any period presented. SFAS No. 128, "Earnings per Share" when adopted in 1997 will not have an impact on reported earnings per share.


                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

     Stock-Based Compensation

     During 1996 the Company adopted SFAS No. 123 for "Accounting for Stock-Based Compensation." The Company has elected to continue to account for employee stock based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore the disclosure method as permitted and required by SFAS No. 123 is presented in Note 6.

     Cash Equivalents

     All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

     Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company's financial instruments, other than debt, fair values are not materially different from their carrying values.

     Based on the borrowing rates available to the Company, the carrying value of debt approximates fair value.

     Debt Issuance Costs

     Costs incurred related to obtaining financing such as service and commitment fees are deferred and are amortized over the term of the related commitment/loans. These costs net of accumulated amortization are included in prepaid expenses and other assets in the accompanying balance sheets.

     Financial Statement Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with presentations adopted in the current year.


                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


3.   ACQUISITIONS OF RENTAL PROPERTY

                                                            Amount
                                                           Allocated       OP
    Acquisition               Property Name                to Assets     Units
       Date                    and Location                Acquired      Issued     Cash
    -----------               -------------                ---------     ------     -------
Acquisitions - 1996:
March, 1996             Chestnut Creek Farm-
                        Davison, MI                         $ 3,400                 $ 3,400

May, 1996               Maple Valley and Maple Ridge-
                        Manteno, IL                         $ 5,800      $1,000     $ 4,800

September, 1996         Joint venture with ROC
                        purchase of six
                        communities in six states (1)       $10,300                 $10,300

Various                 Other joint ventures (2)            $ 4,200      $1,000     $ 3,200

-------------------------------------------------------------------------------------------
Acquisitions - 1995:

September, 1995         Hidden Valley
                        Lake Buena Vista, FL                $ 6,200      $3,400     $ 2,800

-------------------------------------------------------------------------------------------
Acquisitions - 1994:

January, 1994           Forest Lake Estates
                        Spring Lake Twp, MI                 $ 2,400           -     $ 2,400

July, 1994              Lake in the Hills
                        Auburn Hills, MI                    $ 7,300           -     $ 7,300

November, 1994 (3)      NHD portfolio purchase
                        of seven communities in
                        two states                          $49,000      $9,200     $18,200

                        Del Tura
                        North Ft. Myers, FL                 $55,400      $4,300     $16,700


                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


3.   ACQUISITIONS OF RENTAL PROPERTY CONTINUED

     (1) Represents a 50 percent interest in a joint venture with ROC accounted for as a property acquisition and included in rental properties.

     (2) In connection with a joint venture, the Company may guarantee up to $8 million of debt in return for a guarantee fee.

     (3) In connection with these two acquisitions, the Company assumed approximately $56 million in debt.

4.   FINANCING:

     At December 31, 1996, the Company had a $50 million line of credit arrangement with Huntington National Bank as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 150 basis points. At December 31, 1996, there was $36.7 million in borrowings outstanding on the line of credit. The commitment contains customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property. The line is renewable annually through January 1999. The terms of the line of credit provide for the payment of a fee of up to 12.5 basis points on the average daily unused amount of the line of credit.

     On March 2, 1995, the Company received approximately $74.3 million in net proceeds from the issuance of $75 million of unsecured Senior Notes (the "Notes") by the Operating Partnership. The Notes have semi-annual interest payments, an effective fixed interest rate of 8.79 percent per annum and mature on March 2, 2000. The Notes contain certain covenants including a restriction on the incurrence of collateralized indebtedness subject to certain provisions.

     The following table sets forth certain information regarding debt at December 31:

                                                                  Principal Balance
                                                  Maturity      ---------------------
                                Interest Rate       Date          1996          1995
                                -------------     ---------     ---------    --------
                                                                    (in thousands)
     Fixed rate mortgages         8.0-9.82%       1998-2000     $ 54,441     $ 55,425
     Other notes payable           Various        1997-2020        2,124        2,275
     Unsecured Senior Notes         8.75%            3/00         75,000       75,000
     Unsecured line of credit                        1/99         36,750
                                                                --------     --------
                                                                $168,315     $132,700
                                                                --------     --------
                                                                --------     --------

                                    Continued

                           CHATEAU PROPERTIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             ---------------------


4.   FINANCING CONTINUED:

     The aggregate amount of principal maturities on the fixed rate mortgages and $75 million Senior Notes payable subsequent to December 31, 1996 (in thousands) is as follows:

     YEARS ENDING
     DECEMBER 31,
     ------------
        1997                                     $  1,074
        1998                                        2,347
        1999                                       19,582
        2000                                      106,438
                                                 --------
                                                 $129,441
                                                 --------
                                                 --------


5.   MAJORITY INTEREST IN OPERATING PARTNERSHIP:

     Majority interest in the accompanying balance sheets represents the ownership interest in the Operating Partnership held by other than the Company. As of December 31, 1996 and December 31, 1995, the majority interest was approximately 61 percent and 59 percent, respectively. After the February 1997 merger with ROC, the majority interest will become a minority interest of approximately 10 percent.

     During 1996 and 1995 the Company, through the Operating Partnership, purchased and retired 43,334 and 44,085 OP units, respectively, at approximately $21.50 and $20.00 per unit, respectively.

     On May 23, 1995, certain Operating Partnership unit holders exercised their right to exchange their OP units into 335,460 shares of common stock of the Company at a one for one exchange rate. This transaction resulted in an increase to outstanding common shares, and a corresponding decrease in outstanding OP units. In connection with this transaction, there were no proceeds received nor expenses incurred by the Company.

     The following is a summary of activity of the majority interest in the Operating Partnership for the periods presented including the transfer adjustment among the majority interest and shareholders' equity in the balance sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.



                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


5.  MAJORITY INTEREST IN OPERATING PARTNERSHIP CONTINUED:

                                                          OPERATING
                                                         PARTNERSHIP    MAJORITY
                                                            UNITS       INTEREST
                                                         -----------    --------
                                                              (IN THOUSANDS)
Majority interest in Operating
  Partnership, January 1, 1994                              8,331       $ 35,441

Majority interest in income                                     -          8,860
Distributions declared, $1.425 per unit                         -        (11,987)
Issuance of OP units at fair value in connection              677         13,521
  with acquisitions
Transfer to shareholders' equity                                -         (4,266)
                                                            -----       --------
Majority interest in Operating Partnership
  at December 31, 1994                                      9,008         41,569

Majority interest in income                                     -          7,847
Distributions declared, $1.525 per unit                         -        (13,377)
Issuance of OP units at fair value in connection
  with acquisitions                                           162          3,434
Exchange of OP units for shares of common
  stock                                                      (336)        (1,547)
OP units reacquired and retired by Operating
  Partnership                                                 (44)          (882)
Transfer to for shareholders' equity                            -           (780)
                                                            -----       --------
Majority interest in Operating Partnership
  at December 31, 1995                                      8,790         36,264

Majority interest in income                                     -          9,566
Distributions declared, $1.62 per unit                          -        (14,279)
Issuance of OP units at fair value in connection
  with acquisitions                                            89          1,964
OP units reacquired and retired by Operating
  Partnership                                                 (43)          (932)
Transfer to shareholders' equity                                -         (6,031)
                                                            -----       --------
Majority interest in Operating Partnership
  at December 31, 1996                                      8,836       $ 26,552
                                                            -----       --------
                                                            -----       --------



                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


6. STOCK OPTION PLAN:

   The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the 1996 financial statements. The Company, however, has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

   The Company's 1993 Long Term Incentive Stock Plan, as amended on May 18, 1995, (the "Plan") provides for up to 1,000,000 shares of common stock that may be granted to directors, executive officers and other key employees. Options granted under the Plan generally vest at a rate of 25 percent per year and expire in 10 years. The Plan provides for the grant of options at "fair market value" per share, which represents the quoted market price of the Company's common stock on the date of grant. The Plan also provides for the grant of restricted stock awards and stock appreciation rights.

   Information concerning stock options is as follows:

                                                     1996                1995                 1994
                                             ------------------   ------------------   ------------------
                                                       Weighted-            Weighted-            Weighted-
                                                       Average              Average              Average
                                             Shares     Price     Shares     Price     Shares     Price
                                             -------   --------   -------   --------   -------   ---------
Shares subject to option
Outstanding at beginning of year             454,150    $ 20.08   193,000    $20.43    163,000    $20.00

Granted                                      308,150      23.99   315,550     19.82     30,000     22.75
Exercised                                    (11,250)     21.21    (7,500)    20.00          -         -
Forfeited                                    (15,750)     22.11   (46,900)    19.74          -         -
                                             -------    -------   -------    ------    -------    ------
Outstanding at end of year                   735,300    $*21.66   454,150    $20.08    193,000    $20.43
Options exercisable at year-end              176,287               74,000               40,750
Options available for grant at year-end      238,900              535,350              307,000

* Ranging in price from $19.50 - $24.25

     The fair value of each option grant was estimated as of date of grant using an option-pricing model with the following assumptions used for options granted in:

                                                     1996           1995
                                                    -----          -----
Estimated fair value per share of
options granted during the year                     $3.39          $2.72



                                   Continued

                           CHATEAU PROPERTIES, INC.

                             ---------------------


6. STOCK OPTION PLAN CONTINUED:

                                              1996          1995
                                              ----          ----
Assumptions:
   Annualized dividend yield                   6.7%          7.6%
   Common Stock price volatility              20.0%         20.0%
   Risk-free rate of return                    6.56%         7.57%
   Expected option term (in years)            10            10

     If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1996 and 1995 consistent with the method prescribed by SFAS 123, net income and net income per share would have been $6,457,000 and $1.07 for the year ended December 31, 1996 and $5,268,000 and $.88 for the year ended December 31, 1995.

7.   SAVINGS PLAN:

     The Company has a qualified retirement plan designed to qualify under
     Section 401 of the Internal Revenue Code (the "Plan"). The Plan allows the employees of the Company to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $300,000 and $275,000 to the 401(k) Plan for the Plan years ended December 31, 1996 and 1995, respectively.

8.   RELATED PARTY TRANSACTIONS:

     In order to permit the Company's qualification as a REIT under the Internal Revenue Code, the operations of four golf courses and a marina were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by an equity owner of the Company. Prior to 1996, the Company recognized net lease income from GCI which was classified as other income. In early 1996, the Company received a ruling from the Internal Revenue Service allowing it to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations. For the year ended December 31, 1996 the Company has included approximately $1.7 million in revenues and $1.0 million in operating expenses for these operations. For the years ended December 31, 1995 and 1994 net lease income of approximately $695,000 and $100,000, respectively was recognized. Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers and equity owners. The lease expires November 2001.



                                   Continued

                           CHATEAU PROPERTIES, INC.

                                  ---------

9. EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:

    The extraordinary charge in the accompanying statements of income represent prepayment penalties and certain other related costs incurred in connection with the early extinguishment of debt.

10. CONTINGENCIES:

    The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three year period ended December 31, 1996, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

    Several claims and legal actions arising from the normal course of business, none of which are environmental related matters, have been asserted against the Company, and are pending final resolution. Although the amount of liability at December 31, 1996, if any, with respect to these matters is not determinable, in the opinion of management, none of these matters will result in material liability.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    The following is quarterly financial information for the years ended December 31, 1996 and 1995; (Amounts in thousands except per share data.)

                                          First     Second        Third        Fourth
                                         Quarter    Quarter      Quarter       Quarter
                                        March 31,   June 30,  September 30,  December 31,
                                        ---------   --------  -------------  ------------
                 1996
    Total revenues                       $16,391    $16,829      $16,983       $17,181
                                         -------    -------      -------       -------
                                         -------    -------      -------       -------
    Operating income (a)                 $10,132    $ 9,685      $ 9,992       $10,705
                                         -------    -------      -------       -------
                                         -------    -------      -------       -------
    Income before majority interest      $ 4,321    $ 3,599      $ 3,955       $ 4,225
    Majority interest in income of
      Operating Partnership                2,551      2,126        2,340         2,549
                                         -------    -------      -------       -------
    Net income                           $ 1,770    $ 1,473      $ 1,615       $ 1,676
                                         -------    -------      -------       -------
                                         -------    -------      -------       -------
    Weighted average common shares
      outstanding                          6,097      6,099        6,100         5,793
                                         -------    -------      -------       -------
                                         -------    -------      -------       -------
    Weighted average common shares
      and OP units outstanding            14,887     14,896       14,936        14,630
                                         -------    -------      -------       -------
                                         -------    -------      -------       -------
    Net income per share (b)             $   .29    $   .24      $   .26       $   .29
                                         -------    -------      -------       -------
                                         -------    -------      -------       -------

                                            Continued

                           CHATEAU PROPERTIES, INC.

                                  ---------


11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) CONTINUED:

                                               First     Second        Third        Fourth
                                              Quarter    Quarter      Quarter       Quarter
                                             March 31,   June 30,  September 30,  December 31,
                                             ---------   --------  -------------  ------------
      Total revenues                          $15,238     $15,271     $15,479        $15,867
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------
      Operating income (a)                    $ 9,568     $ 9,063     $ 8,936        $ 9,878
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------
      Extraordinary charge from early
      extinguishment of debt                  $   829           -           -              -
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------
      Income before majority interest         $ 2,890     $ 3,247     $ 3,103        $ 3,910
      Majority interest in income of
        Operating Partnership                   1,764       1,948       1,822          2,313
                                              -------     -------     -------        -------
      Net income                              $ 1,126     $ 1,299     $ 1,281        $ 1,597
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------
      Weighted average common shares
        outstanding                             5,752       5,897       6,089          6,095
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------
      Weighted average common shares
        and OP units outstanding               14,760      14,724      14,747         14,885
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------
      Income before extraordinary
        charge per share (b)                  $   .25     $   .22     $   .21        $   .26
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------
      Net income per share (b)                $   .20     $   .22     $   .21        $   .26
                                              -------     -------     -------        -------
                                              -------     -------     -------        -------

      (a) Operating income represents total revenues less property operating and maintenance expense, real estate taxes and administrative expense. Operating income is a measure of the performance of the properties before the effects of depreciation and interest and related amortization costs.

      (b) Quarterly earnings per common share amounts may not total to the full year amounts due to rounding and to the change in the number of common shares outstanding.

12.  SUBSEQUENT EVENT - MERGER WITH ROC COMMUNITIES, INC.

     On February 11, 1997, the Company completed its merger with ROC Communities, Inc. (the "Merger"). The Merger and related transactions will be accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC will be adjusted to fair value for financial accounting purposes and the results of operations of ROC will be included in the results of operations of the Company in 1997.


                                      Continued

                           CHATEAU PROPERTIES, INC.

                                  ---------



12.  SUBSEQUENT EVENT - MERGER WITH ROC COMMUNITIES, INC. CONTINUED

     In connection with the Merger, the related transactions occurred

     - The Company repurchased and retired 1,200,000 shares of its common stock, of which 450,000 were repurchased in 1996

     - ROC purchased 350,000 shares of Chateau common stock, which was retired at the time of the Merger

     - The Company issued 1.042 shares of its common stock for each share of ROC stock outstanding

     - The Company paid a stock dividend equal to .0326 shares of Company common stock per common share/OP Unit outstanding

     - Certain OP Unitholders converted 6,170,908 OP Units into common shares. These Unitholders waived their right to receive the above dividend and as a result it was re-allocated to the existing shareholders, resulting in a distribution to the common shareholders of .068 shares of common stock

     - Certain OP Unitholders purchased 984,423 additional shares of common stock from the Company at $25.88 per share.

Following the Merger, the Company owns 128 communities with an aggregate 42,986 residential homesites. In addition, it fee manages 6,953 residential homesites in 34 communities.

                                  Continued

                           CHATEAU PROPERTIES, INC.

                                  ---------



12.  SUBSEQUENT EVENT - MERGER WITH ROC COMMUNITIES, INC. CONTINUED

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1995. In addition, the pro forma information is presented as if the acquisitions of 14 properties made in 1996 and 1995 by the Company and ROC had occurred on January 1, 1995. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1995.

(In thousands, except per share data)

                                                           1996           1995
                                                         --------       --------
Revenues                                                 $132,800       $124,800
Expenses:
Property, operating, maintenance and administrative        53,700         49,700
Depreciation                                               34,900         34,900
Interest and related amortization                          26,200         27,100
                                                         --------       --------
Total expenses                                            114,800        111,700
                                                         --------       --------
Income before minority interest                          $ 18,000       $ 13,100
                                                         --------       --------
Per share*                                               $    .64       $    .47
                                                         --------       --------
Weighted average common shares and OP Units outstanding    27,873         27,879
                                                         --------       --------

*Assumes all OP Units are exchanged for common stock.

The pro forma balance sheet has been prepared as if the Merger had occurred on December 31, 1996.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 22, 1997

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 22, 1997.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       Report of Independent Accountants

       Statements of Income for the years ended December 31, 1996, December 31, 1995 and December 31, 1994

       Balance Sheets as of December 31, 1996 and 1995 for the Company

       Statements of Shareholders' Equity for
       the years ended December 31, 1996, December 31, 1995 and
       December 31, 1994

       Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994

       Notes to Financial Statements

    2. FINANCIAL STATEMENT SCHEDULE

       III - Real Estate and Accumulated Depreciation

    3. Exhibits

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

                    Exhibit Description

3(i)       (a) Chateau Properties, Inc. Articles of Amendment and Restatement
3(ii)      (b) Chateau Properties, Inc. Bylaws
4.1        (b) Form of Stock Certificate
4.2*       (c) Note and Mortgage on Del Tura Community
4.3(i)     (c) $75,000,000 8-3/4% Global Note dated March 2, 1995 of CP
           Limited Partnership
4.3(ii)    (c) Indenture Agreement dated as of February 1, 1995 between
           CP Limited Partnership and The First National Bank of Chicago
4.4 (d) Amended and Restated Loan Agreement dated as of January 8, 1996 between The Huntington National Bank and CP Limited Partnership
10.1       (b) Agreement of Limited Partnership of CP Limited Partnership
10.2       (b) Lease of 19500 Hall Road
10.3       (b) Form of Noncompetition Agreement (Boll and Allen)
10.4       (b) Employment Agreement (Kellogg)
10.5       (b) Form of Registration Rights Agreement
10.6       (b) Long-Term Incentive Stock Plan
10.7       (b) Profit Sharing Plan
10.8       (b) Form of Ground Lease
10.9       (d) Management Compensation Plan
10.10 (c) Consulting Agreement dated as of November 1, 1994 between Newman, Herfurth and Durand, Inc. and CP Limited Partnership
10.11 (c) Deferred Compensation Agreement dated as of November 1, 1994 for the benefit of Graydon K. Newman, Jr.
21         (d) List of Subsidiaries of Chateau Properties, Inc.
23         Consent of Coopers & Lybrand L.L.P.
99         (e) Company's Schedule 14D-9

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

(a) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 10, 1993 (Commission File No. 33-69150).

(c) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496).

(d) Incorporated by reference to the exhibits filed with the Company's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to the Company's Schedule 14D-9 filed with the Commission on September 19, 1996.

b.   Reports on Form 8-K

     No reports were filed on Form 8-K during the last quarter of 1996.

                          CHATEAU PROPERTIES, INC.

                      FINANCIAL STATEMENT SCHEDULES
                 PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                    for the year ended December 31, 1996

                         CHATEAU PROPERTIES, INC.

                       FINANCIAL STATEMENT SCHEDULE

                                                                     Pages
                                                                     -----
III. Real Estate and Accumulated Depreciation                         F-2


No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's financial statements or notes thereto.

                         CHATEAU PROPERTIES, INC.
           SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)


                                                                         Cost Capitalized
                                                                          Subsequent to         Gross Amount
                                                         Initial            Acquisition      Carried at Close of
                                                     Cost to Company      (Improvements)      Period 12/31/96
                                                   ------------------   ------------------   -------------------
              Description                                  Building &           Building &            Building &
   Community                   Location            Land     Fixtures    Land     Fixtures    Land      Fixtures     Total
   ---------                   --------            -----   ----------   ----    ----------   ----     ----------    -----
Algoma                  Algoma Township, MI       $    60              $   19    $  1,783   $    79    $  1,783   $  1,862
Anchor Bay              Ira Township, MI              432    $    80    2,841      13,414     3,273      13,494     16,767
Avon                    Rochester Hills, MI           621        484      640       6,878     1,261       7,362      8,623
Central Office          Clinton Township, MI                                -         938         -         938        938
Chesterfield            Chesterfield Township, MI     405                 262       1,995       667       1,995      2,662
Chestnut Creek          Davison, MI                   274                   7       3,198       281       3,198      3,479
Clinton                 Clinton Township, MI          989                 430       5,355     1,419       5,355      6,774
Colonial                Kalamazoo, MI                 816        195        4       7,499       820       7,694      8,514
Country Estates         Spring Lake Township, MI       30                   -       1,806        30       1,806      1,836
Cranberry Lake          White Lake Township, MI       432        220        -       2,785       432       3,005      3,437
Ferrand Estates         Wyoming, MI                   257      1,579        -         210       257       1,789      2,046
Forest Lake Estates     Spring Lake Township, MI      414      2,293        9          14       423       2,307      2,730
Grand Blanc             Grand Blanc, MI             1,749                 219       7,239     1,968       7,239      9,207
Holiday Estates         Byron Township, MI             93                   -       1,689        93       1,689      1,782
Howell                  Howell,MI                     345                 151       2,679       496       2,679      3,175
Lake in the Hills       Auburn Hills, MI              952      6,389        -        (13)       952       6,376      7,328
Leonard Gardens         Walker, MI                     94                 139       2,870       233       2,870      3,103
Macomb                  Macomb Township, MI         1,459               2,137      15,848     3,596      15,848     19,444
Maintenance             Clinton Township, MI                                -         218         -         218        218
Norton Shores           Norton Shores, MI             103                 118       4,707       221       4,707      4,928
Novi                    Novi, MI                      896                 393       4,689     1,289       4,689      5,978
Oak Hill                Groveland Township, MI        115      2,165        -       3,960       115       6,125      6,240
Old Orchard             Davison, MI                   211        182        -       2,608       211       2,790      3,001
Orion                   Orion Township, MI            423        198        -       4,457       423       4,655      5,078
Torrey Hills            Flint, MI                     346        205        1       4,230       347       4,435      4,782
Villa                   Flint, MI                     135        332       (6)      2,684       129       3,016      3,145
                                                  -------    -------   ------    --------   -------    --------   --------
  Michigan Subtotal                                11,651     14,322    7,364     103,740    19,015     118,062    137,077

                                           Date of
                         Accumulated   Construction (C)
   Community             Depreciation  Acquisition (A)
   ---------             ------------  ----------------
Algoma                     $   686        1974(C)
Anchor Bay                   5,897        1968(C)
Avon                         4,416        1988(A)
Central Office                 768
Chesterfield                 1,478        1969(C)
Chestnut Creek                  80        1996(A)
Clinton                      4,195        1969(C)
Colonial                     4,374        1985(A)
Country Estates              1,131        1974(C)
Cranberry Lake               1,506        1986(A)
Ferrand Estates              1,398        1989(A)
Forest Lake Estates            304        1994(A)
Grand Blanc                  1,459        1990(C)
Holiday Estates              1,027        1984(C)
Howell                       2,049        1972(C)
Lake in the Hills              799        1994(A)
Leonard Gardens                976        1987(C)
Macomb                       7,193        1973(C)
Maintenance                    159
Norton Shores                2,319        1978(C)
Novi                         4,381        1973(C)
Oak Hill                     2,710        1983(A)
Old Orchard                  1,203        1988(A)
Orion                        2,466        1986(A)
Torrey Hills                 2,162        1987(A)
Villa                        1,885        1984(A)
                           -------
  Michigan Subtotal         57,021

                         CHATEAU PROPERTIES, INC.
           SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)


                                                                         Cost Capitalized
                                                                          Subsequent to         Gross Amount
                                                         Initial            Acquisition      Carried at Close of
                                                     Cost to Company      (Improvements)      Period 12/31/96
                                                   ------------------   ------------------   -------------------
              Description                                  Building &           Building &            Building &
   Community                   Location            Land     Fixtures    Land     Fixtures    Land      Fixtures     Total
   ---------                   --------            -----   ----------   ----    ----------   ----     ----------    -----
Audubon                 Orlando, FL                  281         296        2       2,902       283       3,198      3,481
Del Tura                Fort Meyers, FL            4,360      50,508       77       1,095     4,437      51,603     56,040
Emerald Lake            Punta Gorda, FL              399       1,150        -         220       399       1,370      1,769
Fairways Country Club   Orlando, FL                  955       5,823        8       1,435       963       7,258      8,221
Hidden Valley           Orlando, FL                  492       5,714        -           7       492       5,721      6,213
Lakeland Harbor         Lakeland, FL                 875                    -       3,251       875       3,251      4,126
Lakeland Junction       Lakeland, FL                 471         972        1          92       472       1,064      1,536
Lakes at Leesburg       Leesburg, FL               1,178                   39       3,379     1,217       3,379      4,596
Oak Springs             Sorrento, FL                 206       1,461        2         263       208       1,724      1,932
Orange Lake             Clermont, FL                 246          85        1       1,974       247       2,059      2,306
Palm Beach Colony       West Palm Beach, FL          691       1,962        -          64       691       2,026      2,717
Pedaler's Pond          Lake Wales, FL               350         285        -       2,293       350       2,578      2,928
Winter Haven Oaks       Winter Haven, FL             490         705      362       1,303       852       2,008      2,860
                                                 -------    --------   ------    --------   -------    --------   --------
  Florida Subtotal                                10,994      68,961      492      18,278    11,486      87,239     98,725

Maple Valley            Manteno, IL                  338                    -       3,887       338       3,887      4,225
Maple Ridge             Manteno, IL                  126                    -       1,450       126       1,450      1,576
                                                 -------    --------   ------    --------   -------    --------   --------
  Illinois Subtotal                                  464           -        -       5,337       464       5,337      5,801

Cimarron Park           St. Paul, MN               1,424      12,882        -          23     1,424      12,905     14,329
Cedar Knolls            Minneapolis, MN            1,217      11,006        -          23     1,217      11,029     12,246
Rosemount Woods         Minneapolis/St. Paul, MN     475       4,297        -           6       475       4,303      4,778
Twenty-Nine Pines       St. Paul, MN                 317       2,871        -          13       317       2,884      3,201
                                                 -------    --------   ------    --------   -------    --------   --------
  Minnesota Subtotal                               3,433      31,056        -          65     3,433      31,121     34,554

Buena Vista             Fargo, ND                    713       6,248        -          55       713       6,303      7,016
Meadow Park             Fargo, ND                    133       1,183        -           2       133       1,185      1,318
Columbia Heights        Grand Forks, ND              588       5,282        -           -       588       5,282      5,870
                                                 -------    --------   ------    --------   -------    --------   --------
  North Dakota Subtotal                            1,434      12,713        -          57     1,434      12,770     14,204
                                                 -------    --------   ------    --------   -------    --------   --------

Joint Venture Properties with ROC                      -      10,270        -           -         -      10,270     10,270
                                                 -------    --------   ------    --------   -------    --------   --------
  Joint Venture Subtotal                               -      10,270        -           -         -      10,270     10,270
                                                 -------    --------   ------    --------   -------    --------   --------
  Total                                          $27,976    $137,322   $7,856    $127,477   $35,832    $264,799   $300,631
                                                 -------    --------   ------    --------   -------    --------   --------
                                                 -------    --------   ------    --------   -------    --------   --------




                                          Date of
                        Accumulated   Construction (C)
   Community            Depreciation  Acquisition (A)
   ---------            ------------  ----------------
Audubon                      1,367        1988(A)
Del Tura                     4,711        1994(A)
Emerald Lake                   533        1988(A)
Fairways Country Club        4,433       1979(A)(C)
Hidden Valley                  293        1995(A)
Lakeland Harbor              1,993        1983(C)
Lakeland Junction              721        1981(C)
Lakes at Leesburg            1,744        1984(C)
Oak Springs                  1,172        1981(A)
Orange Lake                    805        1988(A)
Palm Beach Colony              584        1983(A)
Pedaler's Pond                 930        1990(A)
Winter Haven Oaks              780       1988(A)(C)
                           -------
  Florida Subtotal          20,066

Maple Valley                    96        1996(A)
Maple Ridge                     36        1996(A)
                           -------
  Illinois Subtotal            132

Cimarron Park                1,208        1994(A)
Cedar Knolls                 1,035        1994(A)
Rosemount Woods                393        1994(A)
Twenty-Nine Pines              268        1994(A)
                           -------
  Minnesota Subtotal         2,904

Buena Vista                    577        1994(A)
Meadow Park                    109        1994(A)
Columbia Heights               484        1994(A)
                           -------
  North Dakota Subtotal      1,170
                           -------

Joint Venture Properties         -
                           -------
  Joint Venture Subtotal         -
                           -------
  Total                    $81,293
                           -------
                           -------

                                  SCHEDULE III
                                    CONTINUED

                           CHATEAU PROPERTIES, INC.

              REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued



                             ---------------------


The changes in total real estate for the years ended December 31, 1996 and 1995 and 1994 are as follows:

                                      1996         1995         1994
                                    --------     --------     --------
Balance, beginning of year          $276,423     $266,833     $151,069
Acquisitions                          19,531        6,922      113,214
Improvements                           4,731        2,670        3,070
Dispositions and other                   (54)          (2)        (520)
                                    --------     --------     --------
Balance, end of year                $300,631     $276,423     $266,833
                                    --------     --------     --------
                                    --------     --------     --------


The change in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                      1996         1995         1994
                                    --------     --------     --------
Balance, beginning of year          $ 69,868     $ 58,856     $ 53,314
Depreciation for the period           11,452       11,014        7,230
Disposition and other                    (27)          (2)      (1,688)
                                    --------     --------     --------
Balance, end of year                $ 81,293     $ 69,868     $ 58,856
                                    --------     --------     --------
                                    --------     --------     --------

                                 EXHIBIT
                                  INDEX

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

                                                                    Sequential
                                                                       Page
                    Exhibit Description                               Number
                    -------------------                               ------

3(i)       (a) Chateau Properties, Inc. Articles of
           Amendment and Restatement
3(ii)      (b) Chateau Properties, Inc. Bylaws
4.1        (b) Form of Stock Certificate
4.2*       (c) Note and Mortgage on Del Tura Community
4.3(i)     (c) $75,000,000 8-3/4% Global Note dated March 2,
           1995 of CP Limited Partnership
4.3(ii) (c) Indenture Agreement dated as of February 1, 1995 between CP Limited Partnership and The First National Bank of Chicago
4.4        (d) Amended and Restated Loan Agreement dated as
           of January 8, 1996 between The Huntington National Bank and CP Limited Partnership
10.1       (b) Agreement of Limited Partnership of CP Limited
           Partnership
10.2       (b) Lease of 19500 Hall Road
10.3       (b) Form of Noncompetition Agreement (Boll and
           Allen)
10.4       (b) Employment Agreement (Kellogg)
10.5       (b) Form of Registration Rights Agreement
10.6       (b) Long-Term Incentive Stock Plan
10.7       (b) Profit Sharing Plan
10.8       (b) Form of Ground Lease
10.9       (d) Management Compensation Plan
10.10 (c) Consulting Agreement dated as of November 1, 1994 between Newman, Herfurth and Durand, Inc. and CP Limited Partnership
10.11 (c) Deferred Compensation Agreement dated as of November 1, 1994 for the benefit of Graydon K. Newman, Jr.
21         (d)List of Subsidiaries of Chateau Properties, Inc.
23         Consent of Coopers & Lybrand L.L.P.
99         (e) Company's Schedule 14D-9

                                  EXHIBIT
                                   INDEX

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

(a) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 10, 1993 (Commission File No. 33-69150).

(c) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496).

(d) Incorporated by reference to the exhibits filed with the Company's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to the Company's Schedule 14D-9 filed with the Commission on September 19, 1996.

b.   Reports on Form 8-K

     No reports were filed on Form 8-K during the last quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 28th day of March, 1997.


                                 CHATEAU PROPERTIES, INC.

                                 By:  /s/ Gary P. McDaniel
                                    -----------------------------------------
                                 Gary P. McDaniel
                                 Director and Chief Executive Officer
                                 (Principal Executive Officer)

                                 By:  /s/ Tamara D. Fischer
                                    -----------------------------------------
                                 Tamara D. Fischer
                                 Executive Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.


        Signature                             Title
        ---------                             -----

/s/ John Boll                      Chairman of the Board of Directors
-------------------------
John A. Boll


/s/ C.G. Kellogg                   Director and President
-------------------------
C.G. Kellogg


/s/ Gary P. McDaniel               Director and Chief Executive Officer
-------------------------
Gary P. McDaniel


/s/ Edward R. Allen                Director
-------------------------
Edward R. Allen


/s/ Gebran S. Anton, Jr.           Director
-------------------------
Gebran S. Anton, Jr.

/s/ James L. Clayton               Director
-------------------------
James L. Clayton


/s/ Steven G. Davis                Director
-------------------------
Steven G. Davis


/s/ James M. Hankins               Director
-------------------------
James M. Hankins


/s/ James M. Lane                  Director
-------------------------
James M. Lane


/s/ Donald E. Miller               Director
-------------------------
Donald E. Miller