Form 10-Q
period 1997-03-31
CHATEAU PROPERTIES INC
filed 1997-05-15
CIK 912393

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the
-----  Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1997
                                              --------------
                                    OR

       Transition report pursuant to Section 13 or 15(d) of ----- the Securities Exchange Act of 1934

                   Commission file number  1-12496
                                          ---------

                         CHATEAU PROPERTIES, INC.
            (Exact name of Registrant as specified in its charter)


                  MARYLAND                         38-3132038
        (State or other jurisdiction             (IRS Employer
      of incorporation or organization)       (Identification No.)

                6430 South Quebec Street, Englewood, CO 80111
         (Address of principal executive offices, including zip code)

                              (303) 741-3707
             (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(b) of the Act and listed on the New York Stock Exchange:

                         COMMON STOCK, $0.01 PAR VALUE

           Securities registered pursuant to Section 12(g) of the Act:

                                   NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---      ---

The number of shares outstanding of the Registrant's Common Stock on May 11, 1997 was 25,188,366 shares.

                          CHATEAU PROPERTIES, INC.
                                 FORM 10-Q
                                   INDEX

                                                                   Page Number
                                                                   -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Income for the
           Three Months Ended March 31, 1997 and 1996                    2
          Condensed Consolidated Balance Sheets as of March 31,
           1997 and December 31, 1996                                    3
          Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1997 and 1996                          4
          Notes to Consolidated Financial Statements                   5 - 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8 - 10

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risks                                                 10

PART II.  OTHER INFORMATION                                           11 - 12

SIGNATURES                                                              13

                      PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CHATEAU PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                          -------------------
                                                            1997       1996
                                                          -------     -------
Revenues:
 Rental income                                            $28,881     $16,350
 Management fee, interest and other income                    495          41
                                                          -------     -------
                                                           29,376      16,391

Expenses:
 Property operating and maintenance                         8,008       4,163
 Real estate taxes                                          2,129       1,185
 Depreciation and amortization                              6,677       2,768
 Administrative                                             1,546         911
 Interest and related amortization                          5,428       3,043
                                                          -------     -------
                                                           23,788      12,070
                                                          -------     -------
Income before minority interest                             5,588       4,321

Minority interest in Operating Partnership                  1,133       2,551
                                                          -------     -------
 Net income                                               $ 4,455     $ 1,770
                                                          -------     -------
                                                          -------     -------
Net income per share                                      $   .24     $   .29
                                                          -------     -------
                                                          -------     -------
Dividend/distribution declared per common
 share/OP unit outstanding                                $   .43     $  .405
                                                          -------     -------
                                                          -------     -------
Weighted average common shares
 outstanding                                               18,720       6,097
                                                          -------     -------
                                                          -------     -------
Weighted average common shares
 and OP units outstanding                                  23,480      14,887
                                                          -------     -------
                                                          -------     -------

                   The accompanying notes are an integral
                     part of the financial statements.

                         CHATEAU PROPERTIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS)

                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
                                                        --------      --------
                            ASSETS
Rental property:
 Land                                                   $110,651      $ 33,821
 Land and improvements for expansion sites                11,836         1,988
 Depreciable property                                    682,342       264,822
                                                        --------      --------
                                                         804,829       300,631
  Less accumulated depreciation                           87,881        81,293
                                                        --------      --------
                                                         716,948       219,338
Cash and cash equivalents                                    120           586
Receivables                                                7,813         5,403
Notes receivable                                          10,317            90
Prepaid expenses and other assets                          9,529         6,649
                                                        --------      --------
   Total assets                                         $744,727      $232,066
                                                        --------      --------
                                                        --------      --------
                        LIABILITIES

Debt                                                    $329,694      $168,315
Accounts payable and accrued expenses                     27,942        10,285
Tenants' security deposits and rents received
 in advance                                                6,899         4,852
Accrued dividends and distributions                       12,007         5,871
                                                        --------      --------
   Total liabilities                                     376,542       189,323

Limited partners' interest in Operating Partnership       36,420        26,552

                    SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
 authorized; no shares issued or outstanding
Common stock; $.01 par value, 30 million shares
 authorized; 25,167,851 and 5,660,960 shares issued
 and outstanding at March 31, 1997 and December 31,
 1996, respectively                                          252            57
Additional paid-in capital                               349,929        28,187
Dividends in excess of accumulated earnings              (17,598)      (11,233)
Notes receivable from officers, 43,125 shares               (818)         (820)
                                                        --------      --------
   Total shareholders' equity                            331,765        16,191
                                                        --------      --------
    Total liabilities and shareholders' equity          $744,727      $232,066
                                                        --------      --------
                                                        --------      --------

                 The accompanying notes are an integral
                   part of the financial statements.

                           CHATEAU PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         -------------------
                                                           1997        1996
                                                         --------     -------
Cash Flows From Operating Activities:
 Net income                                              $  4,455     $ 1,770
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Income attributable to limited partners' interest         1,133       2,551
  Depreciation and amortization                             6,677       2,768
  Amortization of deferred financing costs                    108         105
  Decrease (increase) in operating assets                  (6,555)       (472)
  Increase (decrease) in operating liabilities              3,663      (1,041)
                                                         --------     -------
    Net cash from operating activities                      9,481       5,681

Cash flows from financing activities:
 Net borrowing (payments) on line of credit                (4,485)      3,700
 Mortgage principal payments                                 (267)       (216)
 Dividends/distributions to shareholders/OP unit holders   (5,871)     (5,954)
 Common shares/OP units reacquired and retired            (19,851)          -
 Proceeds from the issuance of common shares               25,477           -
 Other financing activities                                   669          55
                                                         --------     -------
   Net cash provided by (used in) financing activities     (4,328)     (2,415)

Cash flows from investing activities:
 Acquisition of rental properties                               -      (3,416)
 Additions to rental property                              (3,303)       (611)
 Payment of deferred merger costs                          (2,316)          -
                                                         --------     -------
    Net cash used in investing activities                  (5,619)     (4,027)
                                                         --------     -------
Decrease in cash and cash equivalents                        (466)       (761)

Cash and cash equivalents, beginning of period                586         944
                                                         --------     -------
Cash and cash equivalents, end of period                   $  120     $   183
                                                         --------     -------
                                                         --------     -------
Supplemental cash flow information:
OP Units issued in connection with the acquisition
 of rental properties                                    $     98
                                                         --------
                                                         --------

                   The accompanying notes are an integral
                     part of the financial statements.

                           CHATEAU PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND FORMATION OF COMPANY:

     The accompanying unaudited condensed consolidated financial statements of Chateau Properties, Inc. (the "Company"), a Real Estate Investment Trust (REIT), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

2.  MERGER WITH ROC COMMUNITIES, INC.

     In February 1997, the Company completed its merger with ROC Communities, Inc. (the "Merger"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC are included in the results of operations of the Company beginning February 1, 1997.

     In connection with the Merger, the following related transactions occurred:

     - The Company repurchased and retired 1,200,000 shares of its common stock in late 1996 and early 1997.

     - ROC purchased 350,000 shares of Chateau common stock, which was retired at the time of the Merger.

     - The Company issued 1.042 shares of its common stock for each 1.0 share of ROC stock outstanding.

     - The Company paid a stock dividend equal to .0326 shares of Company common stock per common share/OP Unit outstanding.

     - Certain OP Unitholders converted 6,170,908 OP Units into common shares. These Unitholders waived their right to receive the above dividend and as a result it was re-allocated to the existing shareholders resulting in an effective distribution to the common shareholders of .068 shares of common stock.

     - Certain OP Unitholders purchased 984,423 additional shares of common stock from the Company at $25.88 per share.

In connection with the Merger, the Company issued common stock valued at approximately $351 million, including the costs incurred to complete the Merger, which was allocated as follows:

Rental property                              $ 501.3
Net working capital                             15.8
Debt assumed                                  (166.1)
                                             -------
                                             $ 351.0
                                             -------
                                             -------

Following the Merger, the Company owns 128 communities with an aggregate 42,986 residential homesites. In addition, it fee manages 6,953 residential homesites in 34 communities.

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1996. In addition, the pro forma information is presented as if the acquisition of 13 properties made in 1996 by the Company and ROC had occurred on January 1, 1996. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1996.

(In thousands, except per share data)

                                             Three Months Ended
                                                  March 31,
                                               ----------------
                                                 1997    1996
                                               -------  -------
Revenues                                       $35,128  $32,610
Expenses:
Property, operating, maintenance and
 administrative                                 13,873   12,830
Depreciation and amortization                    8,536    8,473
Interest and related amortization                6,701    6,273
                                               -------  -------
Total expenses                                  29,110   27,576
                                               -------  -------
Income before minority interest                  6,018    5,034
                                               -------  -------
Per share*                                     $   .22  $   .18
                                               -------  -------
                                               -------  -------
Weighted average common shares and OP
 Units outstanding                              27,896   27,874
                                               -------  -------
                                               -------  -------

*Assumes all OP Units are exchanged for common stock.

3.   COMMON STOCK AND RELATED TRANSACTIONS:

     On March 20, 1997, the Company declared a cash dividend/distribution of $.43 per share/OP unit to shareholders and OP unit holders of record as of March 31, 1997. The dividend/distribution was paid on April 14, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of March 31, 1997.

     On November 13, 1996, the Company declared a cash dividend/distribution of $.405 per share/OP unit to shareholders and OP unit holders of record as of December 31, 1996. The dividend/distribution was paid on January 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of December 31, 1996.

4.   DEBT:

     The following table sets forth certain information regarding debt at March 31, 1997.

                                 Weighted
                              Interest Rate  Maturity Date  Principal Balance
                              -------------  -------------  -----------------
     Fixed Rate Mortgage Debt     7.95%        1998-2011        $116,215
     Unsecured Senior Notes       8.16%        2000-2003         145,000
     Unsecured Lines of Credit    7.23%           1/99            66,349
     Other notes payable         various          1997             2,130
                                                                --------
                                                                $329,694
                                                                --------
                                                                --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of interim results of operations and financial condition covers the quarter ended March 31, 1997 and 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report.

In February 1997, the Company completed its merger with ROC Communities, Inc. ("ROC") (the "Merger"). The historical results include the results of operations of ROC for two months. The pro forma discussion cover the quarters ended March 31, 1997 and 1996 assuming the Merger and related transactions had occurred on January 1, 1996. This pro forma discussion should be read in conjunction with note 2 to the financial statements of the Company included elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED MARCH 31, 1997 TO QUARTER ENDED MARCH 31, 1996

For the quarter ended March 31, 1997, income before minority interest was $5,588,000, an increase of $1,267,000 from the quarter ended March 31, 1996. The increase was due primarily to the Company's merger with ROC in February 1997, increased net operating income from communities owned by the Company on April 1, 1996 (the "Core 1996 Portfolio") and to a lesser extent, the acquisition of two communities in the second quarter of 1996. The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the first quarter 1997 was $29,376,000, an increase of $12,985,000 or 79 percent from first quarter 1996. Approximately 90 percent of the increase was due to the merger. The remaining increase was due to an approximate 4.2 percent increase in average rents and 1.7 percent in occupancy of the Company's Core 1996 Portfolio. Management fee, interest and other income increased approximately $454,000 due to the Merger in 1997 from 1996.

Property operating and maintenance expense for the quarter ended March 31, 1997 increased by $3,845,000 or 92 percent from the same period a year ago. Approximately 88 percent of the increase was due to the Merger. The remaining increase was due to increases in the Company's Core 1996 Portfolio.

Real estate taxes for the quarter ended March 31, 1997, increased by $944,000 or 80 percent from the quarter ended March 31, 1996. Approximately 92 percent of the increase is due to the Merger. The remaining increase is due primarily to acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the first quarter of 1997 increased due to the Merger. Administrative expense in 1997 was 5.3 percent of revenues as compared to 5.6 percent in 1996.

Interest and related amortization costs increased for the first quarter ended March 31, 1997 by $2,385,000, as compared with the quarter ended March 31, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.6 percent in 1997 from approximately 8.7 percent in 1996.
The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Company's Merger and the 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate.

Depreciation expense for the quarter ended March 31, 1997, increased $3,909,000 from the same period a year ago. The increase is directly attributable to the Merger. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

PRO FORMA RESULTS OF OPERATIONS

PRO FORMA QUARTER ENDED MARCH 31, 1997 COMPARED TO PRO FORMA QUARTER ENDED MARCH 31, 1996

Total revenues increased $2,518,000 or 7.7 percent in 1997 over 1996 due to increased occupancy and rental increases in communities owned by the Company on April 1, 1996 as well as the acquisition of four communities in January 1997 with a total of 550 sites.

Property, operating, maintenance and administrative expense increased $1,043,000 or 8.0 percent in 1997 as compared to 1996. This increase is due to the increased number of occupied sites, the acquisition of four communities in January 1997, as well as general increases.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9,481,000 for the quarter ended March 31, 1997, compared to $5,681,000 for the quarter ended March 31, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the quarter ended March 31, 1997 was $4,328,000. Use of cash included distributions made to shareholders/OP Unitholders of $5,871,000; net payments on the lines of credit of $4,485,000 and the payment of $19,851,000 to repurchase and retire 750,000 shares of the Company's common stock in connection with the Merger. The shares were repurchased in February 1997 at an average price of approximately $26.47 per share. This use of cash was offset partially by proceeds of $25,477,000 from the issuance of 984,423 shares of the Company's common stock at approximately $25.88 per share.

Net cash used in investing activities for the quarter ended March 31, 1997 was $5,619,000. This amount represented joint venture investments, capital expenditures and construction and development costs. For the quarter ended March 31, 1997, construction and development costs, including joint ventures, approximated $688,000, while recurring property capital expenditures, other than construction and development costs, were approximately $520,000. Recurring property capital expenditures in 1997 increased due to the merger. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional equity or debt securities, assumption of existing secured or unsecured indebtedness or the issuance of OP units. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. The Company has two available credit facilities aggregating $100 million, each of which is unsecured and bears interest at 150 basis points over LIBOR. As of March 31, 1997, there was $66.3 million outstanding under the lines of credit.

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

                                                  For the Quarter
                                                  ended March 31,
                                                -------------------
                                                  1997       1996
                                                -------     -------
Income before extraordinary item                $ 5,588     $ 4,321
Depreciation of rental property                   6,544       2,747
Amortization of other intangibles                    77           -
                                                -------     -------
Funds from operations                           $12,209     $ 7,068
                                                -------     -------
                                                -------     -------

On a pro forma basis, FFO is calculated as follows:

                                                  For the Quarter
                                                  ended March 31,
                                                -------------------
                                                  1997       1996
                                                -------     -------
Income before minority interest                 $ 6,018     $ 5,034
Depreciation of rental property                   8,347       8,298
Amortization of other intangibles                   116         123
                                                -------     -------
Funds from operations                           $14,481     $13,455
                                                -------     -------
                                                -------     -------

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Three separate purported class actions have been filed against the Company and its directors in the Circuit Court of Montgomery County, Maryland alleging breaches of fiduciary duty for agreeing to the Merger with ROC and refusing to endorse alternative transactions proposed by Manufactured Home Communities, Inc. or Sun Communities, Inc.

The three class actions are entitled HARBOR FINANCE PARTNERS V. CHATEAU PROPERTIES, ET AL. (Case No. 157467), NILES V. CHATEAU PROPERTIES, ET AL. (Case No. 158284) and ZSA ASSET ALLOCATION FUND V. BOLL, ET AL. (Case No. 158652) and were filed on or about September 12, 1996, September 27, 1996 and October 4, 1996, respectively.

The Company believes that such litigation (which has been consolidated) is entirely without merit and intends to vigorously defend such litigation if pursued.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters for a Vote of Security Holders

          On February 11, 1997, the Company held a special meeting of shareholders. The following matters were voted upon at the meeting:

          1) The Proposal to issue 13,109,941 shares of common stock of Chateau in connection with the Merger with ROC. The results of the proposal appear below:

                                                     Abstentions
               Votes for      Votes Against       and Broker Non-Votes
               ---------      -------------       --------------------
               5,372,753         804,242                145,678

          2) The Proposal to issue and sell an aggregate of between 975,000 and 1,000,000 shares of Common Stock of Chateau to OPUnit holders in CP United Partnership. The results of the proposal appear below:

                                                     Abstentions
               Votes for      Votes Against       and Broker Non-Votes
               ---------      -------------       --------------------
               5,361,097        814,881                 146,695

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          1. Amended and Restated By-Laws of the Company effective February 11, 1997

          2. Employment Agreement dated as of February 11, 1997 between the Company and Gary P. McDaniel

          3. Employment Agreement dated as of February 11, 1997 between the Company and C.G. Kellogg

          4. Employment Agreement dated as of February 11, 1997 between the Company and James B. Grange

          5. Employment Agreement dated as of February 11, 1997 between the Company and Tamara D. Fischer

          6. Employment Agreement dated as of February 11, 1997 between the Company and Rees F. Davis, Jr.

          The Company's Form 8-K dated February 11, 1997 was filed with the Commission on February 26, 1997

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of May, 1997.

                                        CHATEAU PROPERTIES, INC.



                                        By:   /s/ Tamara D. Fischer
                                           ----------------------------------
                                                  Tamara D. Fischer
                                               Executive Vice President
                                             and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                  Exhibit
                                   Index

Exhibit Number
(Referenced to Item 601
of Regulation S-K)
                                                                     Sequential
                    Exhibit Description                              Page Number
                    -------------------                              -----------
1    By-Laws of the Company effective February 11, 1997

2 Employment Agreement dated as of February 11, 1997 between the Company and Gary P. McDaniel

3 Employment Agreement dated as of February 11, 1997 between the Company and C.G. Kellogg

4 Employment Agreement dated as of February 11, 1997 between the Company and James B. Grange

5 Employment Agreement dated as of February 11, 1997 between the Company and Tamara D. Fischer

6 Employment Agreement dated as of February 11, 1997 between the Company and Rees F. Davis, Jr.