Form 10-Q
period 1997-06-30
CHATEAU COMMUNITIES INC
filed 1997-08-14
CIK 912393

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                     For the quarterly period ended June 30, 1997
                                                    -------------

                                          OR

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                          Commission file number  1-12496
                                                  -------

                              CHATEAU COMMUNITIES, INC.
                (Exact name of Registrant as specified in its charter)



         MARYLAND                                          38-3132038
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

The number of shares outstanding of the Registrant's Common Stock on August 11, 1997 was 25,289,058 shares.

                              CHATEAU COMMUNITIES, INC.
                                      FORM 10-Q
                                        INDEX


                                                                    Page Number
                                                                    -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three
           and Six Months Ended June 30, 1997 and 1996                    1
         Condensed Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996                                          2
         Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996                        3
         Notes to Consolidated Financial Statements                      4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7-10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       10

PART II. OTHER INFORMATION                                              11-12

SIGNATURES                                                                13

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                   -----------------------       -----------------------
                                                     1997           1996           1997           1996
                                                   --------       --------       --------       --------
Revenues:
   Rental income                                   $ 34,817       $ 16,796       $ 63,725       $ 33,146
   Management fee, interest and other income            783             33          1,251             74
                                                   --------       --------       --------       --------
                                                     35,600         16,829         64,976         33,220

Expenses:
   Property operating and maintenance                 9,746          4,955         17,755          9,009
   Real estate taxes                                  2,565          1,190          4,694          2,375
   Depreciation and amortization                      8,499          2,911         15,176          5,679
   Administrative                                     2,025            999          3,571          2,019
   Interest and related amortization                  6,642          3,175         12,070          6,218
                                                   --------       --------       --------       --------
                                                     29,477         13,230         53,266         25,300
                                                   --------       --------       --------       --------

Income before minority interest                       6,123          3,599         11,710          7,920

Minority interest in Operating Partnership              560          2,126          1,692          4,677
                                                   --------       --------       --------       --------

   Net income                                      $  5,563       $  1,473       $ 10,018       $  3,243
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------

Net income per share                               $    .22       $    .24       $    .45       $    .53
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------

Dividend/distribution declared per common
   share/OP unit outstanding                       $    .43       $   .405       $    .86       $    .81
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
Weighted average common shares
   outstanding                                       25,253          6,099         22,079          6,097
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
Weighted average common shares
   and OP units outstanding                          28,009         14,896         25,809         14,892
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------

                     The accompanying notes are an integral
                        part of the financial statements.

                             CHATEAU COMMUNITIES, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                                                 JUNE 30,     DECEMBER 31,
                             ASSETS                                1997          1996
                                                               -----------    -----------
Rental property:
  Land                                                         $   111,110    $    33,821
  Land and improvements for expansion sites                         12,928          1,988
  Depreciable property                                             685,257        264,822
                                                               -----------    -----------
                                                                   809,295        300,631
     Less accumulated depreciation                                  96,259         81,293
                                                               -----------    -----------
                                                                   713,036        219,338
Cash and cash equivalents                                              158            586
Receivables                                                          8,901          5,403
Notes receivable                                                    10,378             90
Prepaid expenses and other assets                                   10,273          6,649
                                                               -----------    -----------

        Total assets                                           $   742,746    $   232,066
                                                               -----------    -----------
                                                               -----------    -----------

                           LIABILITIES

Debt                                                           $   344,431    $   168,315
Accounts payable and accrued expenses                               17,442         10,285
Tenants, security deposits and rents received in advance             5,686          4,852
Accrued dividends and distributions                                 12,054          5,871
                                                               -----------    -----------

        Total liabilities                                          379,613        189,323

Limited partners, interest in Operating Partnership                 35,766         26,552

                     SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
  authorized; no shares issued or outstanding
Common stock; $.01 par value, 30 million shares authorized;
  25,289,308 and 5,660,960 shares issued and outstanding
  at June 30, 1997 and December 31, 1996, respectively                 255             57
Additional paid-in capital                                         350,836         28,187
Dividends in excess of accumulated earnings                        (22,906)       (11,233)
Notes receivable from officers, 43,125 shares                         (818)          (820)
                                                               -----------    -----------

Total shareholders, equity                                         327,367         16,191
                                                               -----------    -----------

Total liabilities and shareholders, equity                     $   742,746    $   232,066
                                                               -----------    -----------
                                                               -----------    -----------

                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.
                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -------------------------
                                                                   1997           1996
                                                                ----------     ----------
Cash Flows From Operating Activities:
  Net income                                                    $   10,018     $    3,243
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Income attributable to limited partners, interest               1,692          4,677
     Depreciation and amortization                                  15,176          5,679
     Amortization of deferred financing costs                          217            220
     Decrease (increase) in operating assets                        (5,120)          (735)
     Increase (decrease) in operating liabilities                   (2,004)           365
                                                                ----------     ----------
                                                                    19,979         13,449
        Net cash from operating activities

Cash flows from financing activities:
  Net borrowing on line of credit                                   10,710          9,200
  Mortgage principal payments                                         (725)          (602)
  Dividends/distributions to shareholders/OP unit holders          (17,878)       (11,984)
  Common shares/OP units reacquired and retired                    (19,851)          (932)
  Proceeds from the issuance of common shares                       25,477              -
  Other financing activities                                         1,567             89
                                                                ----------     ----------

        Net cash provided by (used in) financing activities           (700)        (4,229)

Cash flows from investing activities:
  Acquisition of rental properties                                  (2,180)        (8,252)
  Additions to rental property                                      (6,089)        (1,651)
  Payment of deferred merger costs                                 (11,438)             -
                                                                ----------     ----------

        Net cash used in investing activities                      (19,707)        (9,903)
                                                                ----------     ----------

Decrease in cash and cash equivalents                                 (428)          (683)

Cash and cash equivalents, beginning of period                         586            944
                                                                ----------     ----------
Cash and cash equivalents, end of period                        $      158     $      261
                                                                ----------     ----------
                                                                ----------     ----------
Supplemental cash flow information:
OP Units issued in connection with the acquisition              $       98     $    1,964
  of rental properties                                          ----------     ----------
                                                                ----------     ----------

                        The accompanying notes are an integral
                          part of the financial statements.

                              CHATEAU COMMUNITIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND FORMATION OF COMPANY:

    The accompanying unaudited condensed consolidated financial statements of Chateau Communities, Inc. (the "Company"), a Real Estate Investment Trust
    (REIT), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    On November 23, 1993, the Company completed a public offering of 5,700,000 shares of $.01 par value common stock (the "Equity Offering").
    Simultaneous with the Equity Offering, the Company contributed the net proceeds from the Equity Offering and was admitted as the sole general partner in an operating partnership (the "Operating Partnership") representing the successor owner of manufactured housing community properties. As a result of the Company's unilateral control and complete responsibility for management of the Operating Partnership as the sole general partner, the consolidated financial statements include the accounts of Chateau Communities, Inc. and the Operating Partnership. All significant inter-entity balances and transactions have been eliminated in consolidation.

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

    - ROC purchased 350,000 shares of Chateau common stock, which were retired at the time of the Merger.

    - The Company issued 1.042 shares of its common stock for each 1.0 share of ROC capital stock outstanding.

    - The Company paid a stock dividend equal to .0326 shares of its common stock per common share/OP Unit outstanding.

    - Certain OP Unitholders converted 6,170,908 OP Units into common shares. These Unitholders waived their right to receive the above dividend and agreed to the re-allocation to the existing shareholders resulting in an effective distribution to the common shareholders of .068 shares of common stock.

    - Certain OP Unitholders purchased 984,423 additional shares of common stock from the Company at $25.88 per share.

In connection with the Merger, the Company issued common stock valued at approximately $351 million, including the costs incurred to complete the Merger, which was allocated as follows:

Rental property                             $    501.3
Net working capital                               15.8
Debt assumed                                    (166.1)
                                            ----------
                                            $    351.0
                                            ----------
                                            ----------

As of June 30, 1997, the Company owned 128 communities with an aggregate 42,986 residential homesites. In addition, it fee manages 6,953 residential homesites in 34 communities.

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

(In thousands, except per share data)

                                                      Three Months Ended             Six Months Ended
                                                             June 30                      June 30,
                                                    -----------------------       -----------------------
                                                      1997           1996           1997           1996
                                                    --------       --------       --------       --------
Revenues                                            $ 35,600       $ 33,222       $ 70,728       $ 65,832
Expenses:
Property, operating, maintenance and administrative   14,336         13,746         28,209         26,575
Depreciation and amortization                          8,499          8,320         17,035         16,794
Interest and related amortization                      6,642          6,413         13,343         12,686
                                                    --------       --------       --------       --------
Total expenses                                        29,477         28,479         58,587         56,055
                                                    --------       --------       --------       --------
Income before minority interest                        6,123          4,743         12,141          9,777
                                                    --------       --------       --------       --------
Per share*                                          $    .22       $    .17       $    .43       $    .35
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Weighted average common shares and
(OP Units outstanding)                                28,009         27,883         27,960         27,879
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

*Assumes all OP Units are exchanged for common stock.

3.  COMMON STOCK AND RELATED TRANSACTIONS:

    On May 22, 1997, the Company declared a cash dividend distribution of $.43 per share/OP Unit to shareholders and OP Unitholders of record as of June 30, 1997. The dividend/distribution was paid on July 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of June 30, 1997.

    On March 20, 1997, the Company declared a cash dividend/distribution of $.43 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 1997. The dividend/distribution was paid on April 14, 1997.

    On November 13, 1996, the Company declared a cash dividend/distribution of $.405 per share/OP unit to shareholders and OP Unitholders of record as of December 31, 1996. The dividend/ distribution was paid on January 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of December 31, 1996.

4.  DEBT:

    The following table sets forth certain information regarding debt at June 30, 1997.

                                  Weighted
                                 Interest Rate  Maturity Date  Principal Balance
                                 -------------  -------------  -----------------

    Fixed Rate Mortgage Debt         7.94%        1998-2011      $    115,880
    Unsecured Senior Notes           8.16%        2000-2003           145,000
    Unsecured Lines of Credit        7.24%            -                81,544
    Other notes payable             various           -                 2,007
                                                                 ------------
                                                                 $    344,431
                                                                 ------------
                                                                 ------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of interim results of operations and financial condition covers the three and six months ended June 30, 1997 and 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

On February 11, 1997, the Company completed its merger ("the "Merger") with ROC Communities, Inc. ("ROC"). The historical results for the six months ended June1 30, 1997 include the results of operations of ROC for five months.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1996

For the three months ended June 30, 1997, income before minority interest was $6,123,000, an increase of $2,524,000 from the three months ended June 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from communities owned by the Company and ROC on January 1, 1996 (the "Core 1996 Portfolio"). The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the three months ended June 30, 1997 was $34,817,000, an increase of $18,021,000 from the three months ended June 30, 1996.
Approximately 81 percent of the increase was due to the Merger, and 13 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 6 percent increase was due to rental increases and occupancy gains of the Company's Core 1996 Portfolio. Management fee, interest and other income increased approximately $750,000 in 1997 from 1996, due to the Merger and the increase in income from the Company's sales subsidiary.

Property operating and maintenance expense for the three months ended June 30, 1997 increased by $4,791,000 or 97 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio.

Real estate taxes for the three months ended June 30, 1997, increased by $1,375,000 or 116 percent from the three months ended June 30, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended June 30, 1997 increased due to the Merger. Administrative expense in 1997 was 5.7 percent of revenues as compared to 5.9 percent in 1996.

Interest and related amortization costs increased for the three months ended June 30, 1997 by $3,467,000, as compared with the three months ended June 30, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.8 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate.

Depreciation expense for the three months ended June 30, 1997, increased $5,588,000 from the same period a year ago. The increase is directly attributable to the Merger. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

For the six months ended June 30, 1997, income before minority interest was $11,710,000, an increase of $3,790,000 from the six months ended June 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from the Core 1996 Portfolio. The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the first half 1997 was $63,725,000, an increase of $30,579,000 from first half 1996. Approximately 77 percent of the increase was due to the Merger, and 12 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 11 percent increase was due to rental increases and occupancy gains of the Company's Core 1996 Portfolio. Management fee, interest and other income increased approximately $1,177,000 in 1997 from 1996, due to the Merger and the increase in income from the Company's sales subsidiary.

Property operating and maintenance expense for the six months ended June 30, 1997 increased by $8,746,000 or 97 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio.

Real estate taxes for the six months ended June 30, 1997, increased by $2,319,000 or 98 percent from the six months ended June 30, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the first half of 1997 increased due to the Merger. Administrative expense in 1997 was 5.5 percent of revenues as compared to 6.1 percent in 1996.

Interest and related amortization costs increased for the six months ended June 30, 1997 by $5,852,000, as compared with the six months ended June 30, 1996.
The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.6 percent in 1997 from approximately 8.9 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Company's Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate.

Depreciation expense for the six months ended June 30, 1997, increased $9,497,000 from the same period a year ago. The increase is directly attributable to the Merger. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19,979,000 for the six months ended June 30, 1997, compared to $13,449,000 for the six months ended June 30, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the six months ended June 30, 1997 was $700,000. Use of cash included distributions made to shareholders/OP Unitholders of $17,878,000; net borrowings on the lines of credit of $10,710,000 and the payment of $19,851,000 to repurchase and retire 750,000 shares of the Company's common stock in connection with the Merger. The shares were repurchased in February 1997 at an average price of approximately $26.47 per share. This use of cash was offset partially by proceeds of $25,477,000 from the issuance of 984,423 shares of the Company's common stock at approximately $25.88 per share.

Net cash used in investing activities for the six month ended June 30, 1997 was $19,707,000. This amount represented joint venture investments, acquisitions, capital expenditures and construction and development costs. For the six months ended June 30, 1997, construction and development costs, including joint ventures, were approximately $4,000,000, while recurring property capital expenditures, other than construction and development costs, were approximately $1,000,000. Recurring property capital expenditures in 1997 increased due to the Merger. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional equity or debt securities, assumption of existing secured or unsecured indebtedness or the issuance of OP units. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. At June 30, the Company had two available credit facilities aggregating $100 million, each of which is unsecured and bears interest at 150 basis points over LIBOR. As of June 30, 1997, there was $81.5 million outstanding under the lines of credit.

In July 1997, the Company renegotiated its existing lines of credit and consolidated them into one line for $75 million which also includes a term loan for $25 million. The line of credit has First Chicago/NBD acting as lead agent, is unsecured and bears interest at 110 basis points over LIBOR.

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

                                                  For the Three Months Ended     For the Six Months Ended
                                                            June 30,                      June 30,
                                                  --------------------------    --------------------------
                                                     1997             1996         1997            1996
                                                  ---------        ---------    ---------        ---------
Income before extraordinary item                  $   6,123        $   3,599    $  11,710        $   7,920
Depreciation of rental property                       8,319            2,887       14,878            5,634
Amortization of other intangibles                       111                -          186                -
                                                  ---------        ---------    ---------        ---------

Funds from operations                             $  14,553        $   6,486    $  26,774        $  13,554
                                                  ---------        ---------    ---------        ---------
                                                  ---------        ---------    ---------        ---------

On a pro forma basis, FFO is calculated as follows:

                                                  For the Three Months Ended     For the Six Months Ended
                                                            June 30,                      June 30,
                                                  --------------------------    --------------------------
                                                     1997             1996         1997            1996
                                                  ---------        ---------    ---------        ---------
Income before minority interest                   $   6,123        $   4,743    $  12,142        $   9,777
Depreciation of rental property                       8,319            8,152       16,688           16,456
Amortization of other intangibles                       111              111          222              227
                                                  ---------        ---------    ---------        ---------

Funds from operations                             $  14,553        $  13,006    $  29,052        $  26,460
                                                  ---------        ---------    ---------        ---------
                                                  ---------        ---------    ---------        ---------

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Three separate purported class actions have been filed against the Company and its directors in the Circuit Court of Montgomery County, Maryland alleging breaches of fiduciary duty for agreeing to the Merger with ROC and refusing to endorse alternative transactions proposed by Manufactured Home Communities, Inc. or Sun Communities, Inc. The three class actions are entitled HARBOR FINANCE PARTNERS V. CHATEAU PROPERTIES, et al. (Case No. 157467), NILES V. CHATEAU PROPERTIES, ET AL. (Case No. 158284), AND ZSA ASSET ALLOCATION FUND V. BOLL, ET AL. (Case No. 158652) and were filed on or about September 12, 1996, September 27, 1996 and October 4, 1996, respectively.

The Company believes that such litigation (which has been consolidated) is entirely without merit and intends to vigorously defend such litigation if pursued.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters for a Vote of Security Holders

         On May 22, 1997, the Company held its annual meeting of shareholders. The following matters were voted upon at the meeting:

         1)   The Proposal to change the Company's name to Chateau Communities,
              Inc.:

                                                     Abstentions
              Votes for      Votes Against       and Broker Non-Votes
              ---------      -------------       --------------------

              22,907,471        19,087                  31,182

         2) The Proposal to increase the Company's authorized shares of common stock to 90,000,000 shares:

                                                     Abstentions
              Votes for      Votes Against       and Broker Non-Votes
              ---------      -------------       --------------------

              18,083,982       4,812,283                61,475

         3)   The proposal to approve the Company's 1997 Equity Compensation
              Plan:

                                                     Abstentions
              Votes for      Votes Against       and Broker Non-Votes
              ---------      -------------       --------------------
              22,156,665        679,551                121,524

         4)   The proposal to elect certain directors of the Company:

                                                                WITHHELD
              CLASS                                 FOR         AUTHORITY

               I        i         McDaniel       22,775,924     181,816
                        ii        Anton          22,775,148     182,592
                        iii       Lane           22,744,970     182,770
                        iv        Hogan          22,744,398     213,342
               II       i         Hankins        22,774,977     182,763
                        ii        Miller         22,775,713     182,027
               III      i         Clayton        22,776,018     181,722
                        ii        Davis          22,775,396     182,344

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K filed on June 16, 1997

         Exhibit No.       Description of Document
         -----------       -----------------------

         5.1               Opinion of Rogers & Wells

         5.2               Opinion of Piper & Marbury L.L.P.

         8                 Opinion of Rogers & Wells Regarding Tax Matters

         23.1              Consent of Rogers & Wells (included as part of
                           Exhibit 5.1)

         23.2 Consent of Piper & Marbury L.L.P. (included as part of Exhibit 5.2)

         23.3              Consent of Coopers & Lybrand L.L.P.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of August, 1997.

                                       CHATEAU COMMUNITIES, INC.


                                    By: /s/ Tamara D. Fischer
                                       --------------------------------------
                                                   Tamara D. Fischer
                                               Executive Vice President
                                             and Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)