Form 10-Q
period 1997-09-30
CHATEAU COMMUNITIES INC
filed 1997-11-14
CIK 912393

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended SEPTEMBER 30, 1997

                                          OR

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

The number of shares outstanding of the Registrant's Common Stock, $0.01par value, on November 11, 1997 was 25,472,272 shares.

                              CHATEAU COMMUNITIES, INC.
                                      FORM 10-Q
                                        INDEX

                                                                PAGE NUMBER
                                                                -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the
                 Three and Nine Months Ended September 30,
                 1997 and 1996                                        1
         Condensed Consolidated Balance Sheets as of
                 September 30, 1997 and December 31, 1996             2
         Condensed Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 1997 and 1996    3
         Notes to Condensed Consolidated Financial Statements        4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7-10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   11

PART II. OTHER INFORMATION                                            12

SIGNATURES                                                            13

                            PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                              CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                      --------------------           -------------------
                                                      1997           1996            1997           1996
                                                      ----           ----            ----           ----
Revenues:
   Rental income                                   $  34,032      $  16,954      $  95,723      $  50,100
   Management fee, interest and other income           1,263             29          2,514            103
                                                   ---------      ---------      ---------      ---------
                                                      35,295         16,983         98,237         50,203

Expenses:
   Property operating and maintenance                  9,582          4,873         25,302         13,882
   Real estate taxes                                   2,578          1,232          7,272          3,607
   Depreciation and amortization                       8,968          2,838         24,144          8,517
   Administrative                                      1,740            886          5,311          2,905
   Interest and related amortization                   6,757          3,199         18,828          9,417
                                                   ---------      ---------      ---------      ---------
                                                      29,625         13,028         80,857         38,328
                                                   ---------      ---------      ---------      ---------

Income before minority interest                        5,670          3,955         17,380         11,875

Minority interest in Operating Partnership               557          2,340          2,245          7,017

   Net income                                       $  5,113       $  1,615      $  15,135       $  4,858
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Net income per share                                  $  .20         $  .26         $  .66         $  .80
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Dividend/distribution declared per common
   Share/OP unit outstanding                          $  .43        $  .405        $  1.29       $  1.215
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Weighted average common shares
   outstanding                                        25,308          6,100         23,086          6,098
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Weighted average common shares
   and OP units outstanding                           28,064         14,936         26,510         14,907
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

                        The accompanying notes are an integral
                          part of the financial statements.

                              CHATEAU COMMUNITIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)


                                                                      SEPTEMBER 30,  DECEMBER 31,
                                 ASSETS                                   1997          1996
                                                                      -------------  ------------
Rental property:
   Land                                                              $  111,198      $  33,821
   Land and improvements for expansion sites                             13,751          1,988
   Depreciable property                                                 692,698        264,822
                                                                     ----------      ---------
                                                                        817,647        300,631
        Less accumulated depreciation                                   105,148         81,293
                                                                     ----------      ---------
                                                                        712,499        219,338
Cash and cash equivalents                                                   315            586
Receivables                                                              12,689          5,403
Notes receivable                                                          9,218             90
Prepaid expenses and other assets                                        15,073          6,649
                                                                     ----------      ---------

             Total assets                                            $  749,794     $  232,066
                                                                     ----------      ---------
                                                                     ----------      ---------

                                 LIABILITIES

Debt                                                                 $  350,239     $  168,315
Accounts payable and accrued expenses                                    17,781         10,285
Tenants' security deposits and rents received in advance                  7,180          4,852
Accrued dividends and distributions                                      12,185          5,871
                                                                     ----------      ---------

             Total liabilities                                          387,385        189,323

Limited partners' interest in Operating Partnership                      35,477         26,552

                                  SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
   authorized; no shares issued or outstanding
Common stock; $.01 par value, 30 million shares authorized;
   25,469,358 and 5,660,960 shares issued and outstanding
   at September 30, 1997 and December 31, 1996, respectively                258             57
Additional paid-in capital                                              356,365         28,187
Dividends in excess of accumulated earnings                             (28,787)       (11,233)
Notes receivable from officers, 43,125 shares                              (904)          (820)
                                                                     ----------      ---------

             Total shareholders' equity                                 326,932         16,191
                                                                     ----------      ---------

                  Total liabilities and shareholders' equity         $  749,794     $  232,066
                                                                     ----------      ---------
                                                                     ----------      ---------

                        The accompanying notes are an integral
                          part of the financial statements.

                              CHATEAU COMMUNITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.
                                (DOLLARS IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                          1997            1996
                                                                          ----            ----
Cash Flows from Operating Activities:
   Net income                                                         $  15,135       $  4,858
   Adjustments to reconcile net income to net cash
             provided by operating activities:
        Income attributable to limited partners' interest                 2,245          7,017
        Depreciation and amortization                                    24,144          8,517
        Amortization of deferred financing costs                            354            329
        Decrease (increase) in operating assets                         ( 4,803)        (1,994)
        Increase (decrease) in operating liabilities                     (1,380)         2,602
                                                                      ---------       --------

                  Net cash from operating activities                     35,695         21,329

Cash flows from financing activities:
   Net borrowing on line of credit                                       16,917         21,500
   Mortgage principal payments                                           (1,124)          (856)
   Dividends/distributions to shareholders/OP unit holders              (29,929)       (18,016)
   Common shares/OP units reacquired and retired                        (19,851)          (932)
   Proceeds from the issuance of common shares                           25,477              -
   Other financing activities                                             3,109             94
                                                                      ---------       --------

             Net cash provided by (used in) financing activities         (5,401)         1,790

Cash flows from investing activities:
   Acquisition of rental properties                                      (2,930)       (18,540)
   Additions to rental property                                         (15,178)        (3,579)
   Payment of merger costs                                              (12,457)        (1,697)
                                                                      ---------       --------

                  Net cash used in investing activities                 (30,565)       (23,816)
                                                                      ---------       --------

Decrease in cash and cash equivalents                                      (271)          (697)

Cash and cash equivalents, beginning of period                              586            944
                                                                      ---------       --------
Cash and cash equivalents, end of period                                 $  315         $  247
                                                                      ---------       --------
                                                                      ---------       --------
Supplemental cash flow information:
OP Units/shares issued in connection with acquisition                  $  3,121       $  1,964
                                                                      ---------       --------
                                                                      ---------       --------

                        The accompanying notes are an integral
                          part of the financial statements.

                              CHATEAU COMMUNITIES, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

In connection with the Merger, the Company issued common stock valued at approximately $351 million, including the costs incurred to complete the Merger, which was allocated as follows:

Rental property                    $   501.3
Net working capital                     15.8
Debt assumed                          (166.1)
                                   ---------
                                   $   351.0
                                   ---------
                                   ---------

As of September 30, 1997, the Company owned 128 communities with an aggregate of approximately 43,300 residential homesites. In addition, it fee managed and controlled 6,700 residential homesites in 32 communities.

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

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,                 September 30,
                                                                ------------------------------------------------
                                                                      (In thousands, except per share data)
                                                                1997            1996         1997            1996
                                                                ----            ----         ----            ----
Revenues                                                    $   35,295     $   33,311    $   103,672     $   99,143
Expenses:
Property, operating, maintenance and administrative             13,900         13,863         39,758         40,591
Depreciation and amortization                                    8,968          8,335         26,003         25,202
Interest and related amortization                                6,757          6,310         20,100         18,973
                                                            ----------     ----------    -----------     ----------
Total expenses                                                  29,625         28,508         85,861         84,766
                                                            ----------     ----------    -----------     ----------
Income before minority interest                                  5,670          4,803         17,811         14,377
                                                            ----------     ----------    -----------     ----------
Per share*                                                     $   .20        $   .17        $   .64        $   .52
                                                            ----------     ----------    -----------     ----------
                                                            ----------     ----------    -----------     ----------

Weighted average common shares and
OP Units outstanding                                            28,070         27,923         27,997         27,893
                                                            ----------     ----------    -----------     ----------
                                                            ----------     ----------    -----------     ----------

*Assumes all OP Units are exchanged for common stock.


3.  COMMON STOCK AND RELATED TRANSACTIONS:

    In September, 1997, the Company issued 101,239 shares of common stock in a private placement, under section 4(2) of the Securities Act of 1933, as amended, and $750,000 in cash, in exchange for all of the outstanding shares of The Windsor Corporation ("Windsor"). Windsor Corporation is the general partner of five public limited partnerships and trust advisor for one public, REIT owning, in the aggregate, 28 manufactured home communities containing approximately 5,700 homesites, currently managed by the Company.

    On August 21, 1997, The Company declared a cash dividend/distribution of $.43 per share/OP unit to shareholders and OP Unitholders of record as of September 30, 1997. The dividend was paid on October 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of September 30, 1997.

    On May 22, 1997, the Company declared a cash dividend/distribution of $.43 per share/OP Unit to shareholders and OP Unitholders of record as of September 30, 1997. The dividend/distribution was paid on July 15, 1997. On March 20, 1997, the Company declared a cash dividend/distribution of $.43 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 1997. The dividend/distribution was paid on April 14, 1997.

    On November 13, 1996, the Company declared a cash dividend/distribution of $.405 per share/OP unit to shareholders and OP Unitholders of record as of December 31, 1996. The dividend/ distribution was paid on January 15, 1997 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of December 31, 1996.

4.  DEBT:

    The following table sets forth certain information regarding debt at September 30, 1997.

                                     WEIGHTED
                                   INTEREST RATE    MATURITY DATE   PRINCIPAL BALANCE
                                   -------------    -------------   -----------------
    Fixed Rate Mortgage Debt             7.94 %       1998-2011       $    115,486
    Unsecured Senior Notes               8.16 %       2000-2003            145,000
    Unsecured Lines of Credit            6.77 %           -                 87,751
    Other notes payable                 various         various              2,002
                                                                      ------------
                                                                      $    350,239
                                                                      ------------
                                                                      ------------

5.   CONTINGENCIES:

     Several claims and legal actions arising from the normal course of business, none of which are environmental related matters, have been asserted against the Company, and are pending final resolution. Although the amount of liability at September 30, 1997, if any, with respect to these matters is not determinable, in the opinion of management, none of these matters will result in material liability.

6.   SUBSEQUENT EVENT:

     On November 6, 1997, the Company announced the acquisition of four manufactured home communities for an aggregate purchase price of $20 million. The acquisition was financed with the issuance of 16,480 OP units and the remainder with cash funded by its line of credit and a bridge facility issued as an extension to its line of credit. The communities are located near Boston, Massachusetts and contain more than 600 homesites.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of interim results of operations and financial condition covers the three and nine months ended September 30, 1997 and 1996 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report. Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

On February 11, 1997, the Company completed its merger ("the "Merger") with ROC Communities, Inc. ("ROC"). The historical results of the Company in 1997 include the results of operations of ROC since February 1, 1997.

HISTORICAL RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

For the three months ended September 30, 1997, income before minority interest was $5,670,000, an increase of $1,715,000 from the three months ended September 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from communities owned by the Company and ROC on at the beginning of the period (the "Core 1996 Portfolio"). The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the three months ended September 30, 1997 was $34,032,000; an increase of $17,078,000 from the three months ended September 30, 1996. Approximately 85 percent of the increase was due to the Merger, and 6 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 9 percent increase was due to rental increases and occupancy gains in the Company's Core 1996 Portfolio.

Weighted average occupancy for the three months ended September 30, 1997 was 39,653 compared with 19,064 for the same period in 1996. The occupancy rate was 91.7 percent on approximately 43,300 sites as of September 30, 1997, compared to 95.4 percent on approximately 20,000 sites as of September 30, 1996. The decrease in the occupancy rate is due to the increase in available sites added through expansions of existing communities and the acquisition of six development communities in 1996. The occupancy rate on the stabilized portfolio was 94.2 percent as of September 30, 1997. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1997 was $288 compared with $289 in the same period of 1996. The decrease is due to the properties acquired having a lower per site monthly rent. For the Company's Core 1996 Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1997 was $291 compared with $279 for the same period in 1996, an increase of 4.5 percent.

Management fee, interest and other income primarily include management fee income for the management of 32 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable. The increase in 1997 from 1996 is due primarily to business activities acquired in conjunction with the Merger.

Property operating and maintenance expense for the three months ended September 30, 1997 increased by $4,709,000 or 97 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense decreased 4.7 percent from approximately $85 in 1996 to approximately $81 in 1997.

Real estate taxes for the three months ended September 30, 1997, increased by $1,346,000 or 109 percent from the three months ended September 30, 1996.
The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended September 30, 1997 increased due to the Merger. Administrative expense in 1997 was 4.9 percent of revenues as compared to 5.2 percent in 1996.

Interest and related amortization costs increased for the three months ended September 30, 1997 by $3,558,000, as compared with the three months ended September 30, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.4 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate. In addition, in July 1997, the Company renegotiated its lines of credit into a new line with a lower borrowing rate of 110 basis points over LIBOR versus 150 basis points over LIBOR on the old lines.

Depreciation expense for the three months ended September 30, 1997, increased $6.1 million from the same period a year ago. The increase is directly attributable to the Merger and acquisitions.

Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

For the nine months ended September 30, 1997, income before minority interest was $17,380,000, an increase of $5,505,000 from the nine months ended September 30, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from the Core 1996 Portfolio. The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue in the first nine months of 1997 was $95,723,000 an increase of $45,623,000 from the first nine months of 1996. Approximately 77 percent of the increase was due to the Merger, and 12 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 11 percent increase was due to rental increases and occupancy gains in the Company's Core 1996 Portfolio. Weighted average occupancy for the nine months ended September 30, 1997 was 37,390 compared with 18,813 for the same period in 1996. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1997 was $286 compared with $287 in the same period of 1996. The decrease is due to the properties acquired having a lower per site monthly rent. For the Company's Core 1996 Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1997 was $293 compared with $277 for the same period in 1996, an increase of 5.9 percent.

Management fee, interest and other income primarily includes management fee income for the management of 32 manufactured home communities; equity earnings form the Company's sales subsidiary and interest income on notes receivable. The increase in 1997 from 1996 is due primarily to business activities acquired in conjunction with the Merger.

Property operating and maintenance expense for the nine months ended
September 30, 1997 increased by $11,420,000 or 82 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense decreased 8.3 percent from approximately $82 in 1996 to approximately $75 in 1997

Real estate taxes for the first nine months ended September 30, 1997, increased by $3,665,000 or 102 percent from the first nine months ended September 30, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates. Administrative expense for the first nine months of 1997 increased due to the Merger. Administrative expense in 1997 was 5.4 percent of revenues as compared to 5.8 percent in 1996.

Interest and related amortization costs increased for the nine months ended September 30, 1997 by $9,411,000, as compared with the nine months ended September 30, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.6 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Company's Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which have a lower average interest rate. In addition, in July 1997, the Company renegotiated its lines of credit into a new line with a lower borrowing rate of 110 basis points over LIBOR versus 150 basis points over LIBOR on the old lines.

Depreciation expense for the nine months ended September 30, 1997, increased $15.6 million from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $35,695,000 for the nine months ended September 30, 1997, compared to $21,329,000 for the nine months ended September 30, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the nine months ended September 30, 1997 was $5,401,000. Use of cash included distributions made to shareholders/OP Unitholders of $29,929,000; net borrowings on the lines of credit of $16,917,000 and the payment of $19,851,000 to repurchase and retire 750,000 shares of the Company's common stock in connection with the Merger. The shares purchased in 1997 and 1996 as a part of the program were purchased at an average price of approximately $25.75. This use of cash was offset partially by proceeds of $25,477,000 from the issuance of 984,423 shares of the Company's common stock at approximately $25.88 per share.

Net cash used in investing activities for the nine months ended September 30, 1997 was $30,565,000. This amount represented joint venture investments, acquisitions, capital expenditures and construction and development costs. Also included in this is the investment in the Windsor Corporation financed with the issuance of 101,239 shares of common stock at a price of approximately $29 per share and $750,000 in cash. For the nine months ended September 30, 1997, construction and development costs, including joint ventures, were approximately $7.2 million, while recurring property capital expenditures, other than construction and development costs, were approximately $2.9 million. Recurring property capital expenditures in 1997 increased due to the Company's larger size. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

On November 6, 1997 the Company announced the acquisition of four manufactured home communities for an aggregate purchase price of $20 million. The acquisition was financed with the issuance of 16,480 OP units and the remainder with cash funded by its line of credit and an interim bridge facility issued in connection with its line of credit. The communities are located near Boston, Massachusetts and contain more than 600 homesites.

Future acquisitions of communities and land for development of sites will be financed through borrowings on the line of credit, the issuance of additional equity or debt securities, assumption of existing secured or unsecured indebtedness or the issuance of OP units. The development of expansion sites will be financed primarily by cash flow from operations and borrowings on the line of credit. At September 30, the Company had available a credit facility of $100 million, including a term loan for $25 million. As of September 30, 1997, there was $87.8 million outstanding under the line of credit.

The line of credit has First Chicago/NBD acting as lead agent. It is unsecured and bears interest at 110 basis points over LIBOR.

The Company expects to meet its short-term liquidity requirements through cash flow from operations and, if necessary, borrowings under its line of credit.

The Company anticipates meeting its long-term liquidity requirements from borrowings under its line of credit, from the issuance of additional debt or equity securities and cash flows from operations.

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income excluding gains (or losses) from debt restructuring and sales of property plus rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles;
(ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                           For the Three Months          For the Nine Months
                                                            Ended September 30            Ended September 30
                                                           --------------------          --------------------
                                                           1997            1996          1997            1996
                                                           ----            ----          ----            ----
Income before minority interest                         $   5,670     $    3,955    $    17,380    $    11,875
Depreciation of rental property                             8,796          2,814         23,674          8,448
Amortization of other intangibles                             110             --            296             --
                                                       ----------     ----------    -----------    -----------
Funds from operations                                  $   14,576      $   6,769     $   41,350     $   20,323
                                                       ----------     ----------    -----------    -----------
                                                       ----------     ----------    -----------    -----------

On a pro forma basis, FFO is calculated as follows:

                                                          For the Three Months            For the Nine Months
                                                           Ended September 30             Ended September 30
                                                       -------------------------      ------------------------
                                                             1997           1996           1997           1996
                                                             ----           ----           ----           ----
Income before minority interest                         $   5,670      $   4,802     $   17,811    $    14,377
Depreciation of rental property                             8,796          8,129         25,484         24,645
Amortization of other intangibles                             110            146            333            386
                                                        ---------      ---------     ----------    -----------
Funds from operations                                   $  14,576      $  13,077     $   43,628    $    39,408
                                                        ---------      ---------     ----------    -----------
                                                        ---------      ---------     ----------    -----------

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters for a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of November, 1997.

                                       CHATEAU COMMUNITIES, INC.


                                       By:   /S/ TAMARA D. FISCHER
                                          --------------------------------
                                                 Tamara D. Fischer
                                              Executive Vice President
                                             and Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)