Form 10-K
period 1997-12-31
CHATEAU COMMUNITIES INC
filed 1998-03-23
CIK 912393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

   |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

                         Commission file number 1-12496
                                 --------------

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

Yes   |X|       No  |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of voting stock held by non-affiliates of the Registrant on March 12, 1998 was approximately $668,682,652 based on the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

      The number of shares of the Registrant's Common Stock outstanding on March 12, 1998 was 27,339,225 shares.

      Portions of the Registrant's 1997 definitive Proxy Statement to be filed for its 1998 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                            CHATEAU COMMUNITIES, INC.

                             FORM 10-K ANNUAL REPORT
                      for the year ended December 31, 1997
                                TABLE OF CONTENTS
                                     -------

Item                                                                      Pages
----                                                                      -----
                                     PART I
  1.       Business...........................................................3

  2.       Properties.........................................................7

  3.       Legal Proceedings.................................................14

  4.       Submission of Matters to a Vote of Security Holders...............14

                                     PART II
  5.       Market for Registrant's Common Equity and
                    Related Security Holder Matters..........................15

  6.       Selected Financial Data...........................................16

  7.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................18

  8.       Financial Statements and Supplementary Data.......................25

  9.       Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................46

                                    PART III
  10.      Directors and Executive Officers of the Registrant................47

  11.      Executive Compensation............................................47

  12.      Security Ownership of Certain Beneficial Owners
                    and Management...........................................47

  13.      Certain Relationships and Related Transactions....................47

                                     PART IV
  14.      Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K......................................48

           Signatures........................................................53

                          FINANCIAL STATEMENT SCHEDULES
           Chateau Communities, Inc. Financial Statement Schedules...........F1

                                     PART I

Item 1. Business

General Development of Business.

Chateau Communities, Inc. (the "Company"), a self-administered and self-managed equity real estate investment trust ("REIT"), is the largest owner/manager of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. The Company conducts substantially all of its activities through CP Limited Partnership, a Maryland limited partnership (the "Operating Partnership") in which it owns, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Operating Partnership, an approximate 89% general partner interest. The Company owns and operates 153 manufactured home community properties containing 47,650 homesites and 1,350 park model/RV sites in 29 states. The company also fee manages 32 manufactured home community properties containing 6,600 homesites.

Formation of the Company

The Company was formed in Maryland on August 25, 1993, as Chateau Properties, Inc., to continue and expand the manufactured home operations and business objectives of Chateau Estates ("Chateau"), a Michigan co-partnership. Chateau had developed, owned and operated manufactured home communities and properties since 1966.

On February 11, 1997, the Company completed a strategic merger of equals with ROC (the "Merger"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

Industry Overview

A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes including related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities, custom options and on-site built additional structures.

Modern manufactured home communities are similar to typical residential subdivisions and generally contain centralized entrances, paved streets, curbs and gutters and parkways. In addition, such communities often provide a variety of amenities to residents which may include a clubhouse , swimming pools and jacuzzis, playgrounds, basketball courts, picnic areas, shuffleboard courts, tennis courts, cable television service, golf courses, marinas and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each owner within the manufactured home community is responsible for the maintenance of his home and leased site. Additionally, manufactured home communities tend to have relatively stable resident bases, with relatively few residents moving manufactured homes out of the communities. Management thus tends to be less intensive, and capital expenditure needs less significant, relative to multi-family rental apartment complexes.

Operating and Investment Strategies

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its manufactured home communities and the acquisition and selective development of additional communities. The Company focuses on manufactured home communities that have growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's operating and investment strategies include:

Operations

      * Providing attractive and desirable manufactured home communities for existing and prospective residents;

      * Aggressively managing properties to increase operating margins through rent and occupancy increases and expense controls;

      * Maintaining and upgrading communities on a continuous basis through a program of regular and preventive maintenance and replacement;

      * Offering residents accessibility to on-site managers to maximize retention, encourage home maintenance and improvements and to minimize turnover;

      * Providing frequent personal contact between on-site managers and residents to foster a sense of pride in the community and to promote desirability of each Property; and

      * Offering potential community residents the convenience of purchasing a home already in place within the community.

Acquisitions, Development and Expansions

      * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increases in revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion or development;

      * Acquiring properties in existing markets in order to achieve economies of scale in operations, and in new markets where portfolios may be acquired with regional management in place;

      * Utilizing the expertise and relationships developed by the Company's management to identify acquisition and development opportunities;

      * Selectively developing new communities in regions where management has significant experience and where further development is supported by favorable demographics and strong market demand; and

      * Capitalizing on opportunities to renovate and expand properties consistent with local market demand.

Financing Strategies

The Company intends to maintain a conservative and flexible capital structure that enables it to (i) continue to access the capital markets on favorable terms; (ii) enhance potential earnings growth; (iii) minimize its level of encumbered assets; and (iv) limit its exposure to variable rate debt. The Company intends to maintain a debt-to-market capitalization ratio of approximately 50% or less. The Company, however, may from time to time re-evaluate this policy and decrease or increase such ratio accordingly in light of then current economic conditions, relative costs to the Company of debt and equity capital, market values of the properties and other factors.

Expansion and Improvement of Manufactured Home Community Properties

The Company will seek to increase the income generated from the manufactured home communities and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. During 1997, the Company substantially completed the development of 509 expansion sites. As of December 31, 1997, the Company had 43,800 total sites, of which approximately 3,500 were vacant. The Company owned at such date undeveloped land adjacent to existing communities containing approximately 4,700 expansion sites, which are zoned for manufactured housing. All necessary utilities are available at these expansion sites, however, building permits would need to be obtained prior to development. This undeveloped land will facilitate additional growth to the extent conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

1997 Property Acquisitions

During 1997, the Company completed the following acquisitions:

                                                                         Amount        Fair Market
                                                                        Allocated       Value of
          Acquisition                 Property Name                     to Assets       OP Units
             Date                     and Location                      Acquired         Issued         Cash
          -----------                 -------------                     ---------      -----------      ----
February, 1997               75 communities acquired through            see Note 3 to the Consolidated Financial
                             Merger with ROC                            Statements

November, 1997               Purchase of 4 communities in
                             Boston, Massachusetts                      $20,000          $  500        $19,500

Various                      Investment in joint ventures               $ 4,259          $   --        $ 4,259

Community Sales, Inc. ("CSI")

Prior to the Merger, new home sales and commercial brokerage activities at the Company's communities were conducted by third parties. As a result of the Merger, the Company acquired the sales and brokerage capabilities of CSI, which had previously been operated as a taxable subsidiary of ROC, and which is now operated as a taxable subsidiary of the Operating Partnership.

The Windsor Corporation ("Windsor")

In September 1997, the Company completed the acquisition of Windsor, the general partner of five partnerships and advisor to one REIT owning 28 manufactured home communities (containing 5,700 homesites), all of which had been managed by ROC on a fee basis since 1993 and by the Company since the Merger. The acquisition was financed with the issuance of 101,239 shares of common stock and $750,000 in cash.

Competition

Many of the Properties are located in developed areas that include other manufactured home community properties. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at the Properties or at any newly acquired properties and on the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to potential residents of the Properties.

Employees

As of December 31, 1997, the Company had approximately 1,000 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community rules and on-going accessibility for resident assistance. Administrators notify residents who are in violation of these rules and regulations. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents and managers and divisional senior vice presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increased cash flow from property operations. Complementing this field management staff are 49 corporate employees who assist on-site administrators in all property functions.

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

Item 2. Properties

At December 31, 1997 the Properties consisted of 131 manufactured home communities containing 43,800 sites, in 28 states, with amenities designed for either retirement or family living. The Company also fee managed 31 manufactured home communities containing 6,500 sites in 13 states. The Company also owned land adjacent to certain existing communities containing approximately 4,700 expansion sites which, although not yet developed, was zoned for manufactured housing.

At December 31, 1997, the Properties had an average occupancy rate of approximately 92 percent with weighted average rent for the year ended December 31, 1997 of $287 per month. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for the residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and a library. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms and marinas.

Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. The communities have extensive rules and regulations to maintain their appearance at the highest level. It is management's role to insure that residents comply with community policies and to provide maintenance of the common areas, facilities and amenities. The Company continually monitors compliance by residents with its residents' regulations to assure that the communities are maintained at the highest standards. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies, and property administrators make a daily inspection of the Properties. The Company believes that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates. Since 1989, the Properties have averaged an annual turnover of homes (where the home is moved out of the community) of 3-4 percent. During this period, the average annual turnover of residents in the Properties (where the home is sold and remains within the community, typically without interruption of rental income) has been approximately 10-12 percent.

The Operating Partnership owns a 100 percent beneficial interest in all of the Properties, except for Emerald Lake, Fairways, Lakeland Junction, Lakes at Leesburg, Palm Beach Colony, Winter Haven Oaks and Del Tura in which it owns a 99 percent beneficial interest and in which the Company owns the remaining 1 percent beneficial interest.

Leases

The typical lease entered into between the resident and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. In some cases, leases are for one-year terms with up to ten renewal options exercisable by the resident, with rent adjusted according to yearly rent reviews, or by the consumer price index. Leases or other terms of residents' occupancy are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults.

Indebtedness

At December 31, 1997, the aggregate amount of indebtedness encumbering the Properties was approximately $114 million. The amounts outstanding as of December 31, 1997 for the indebtedness encumbering each of these Properties is set forth (in thousands) in the following table. Prepayment of these debt obligations may result in significant prepayment penalties.

                                                                   Weighted
                                                                    Average
                                                   Amount of       Interest
Property Pledged as Collateral                   Indebtedness        Rate      Maturity
------------------------------                   ------------        ----      --------
Del Tura                                            $ 32,747         8.40%         2000
Macomb                                                15,972         9.82%         1999
Other (9 properties)                                   7,222         8.13%    1998-2011
Pacific Life (38 properties)                          58,028         7.16%         2000
                                                    --------

Total                                               $113,969
                                                    ========

The following table sets forth certain information, as of December 31, 1997, regarding the properties.

Property
Information                                                                                      Weighted
                                                                                                   Average
Core Portfolio                                               Number           Occupancy          Monthly Rent
                                        Location            of Sites            as of              per Site
Community               State     (Closest Major City)      12/31/97           12/31/97             1997
----------------------------------------------------------------------------------------------------------------
100 Oaks                  AL           Fultondale              230               90%                $190

Bermuda Palms             CA          Palm Springs             185               94%                 326

Eastridge                 CA            San Jose               187               99%                 597

La Quinta Ridge           CA          Palm Springs             152               85%                 396

The Colony                CA          Palm Springs             220               96%                 651

The Orchard               CA          San Francisco            233              100%                 530

CV-Denver                 CO             Denver                345               94%                 339

CV-Longmont               CO            Longmont               310               99%                 348

Friendly Village          CO             Greeley               226               99%                 263

Pine Lakes Ranch          CO             Denver                762               97%                 289

Redwood Estates           CO             Denver                753               97%                 288

Audubon                   FL             Orlando               280               94%                 236

Colony Cove               FL            Sarasota              2207              100%                 308

Conway Circle             FL             Orlando               111               95%                 284

CV-Jacksonville           FL          Jacksonville             643               95%                 265

Del Tura                  FL           Fort Myers             1342               88%                 422

Eldorado Estates          FL          Daytona Beach            126               95%                 240

Emerald Lake              FL           Fort Myers              201               99%                 278

Fairways Country Club     FL             Orlando              1142               98%                 278

Hidden Valley             FL             Orlando               303               99%                 268

Jade Isle                 FL             Orlando               101               96%                 287

Lakeland Harbor           FL              Tampa                504              100%                 240

Lakeland Junction         FL              Tampa                191              100%                 187

Lakes at Leesburg         FL             Orlando               640              100%                 248

Land O' Lakes             FL             Orlando               173               99%                 231

Midway Estates            FL           Vero Beach              204               87%                 289

Mobiland-by-the-Sea       FL            Melbourne              217               65%                 303

Orange Lake               FL             Orlando               244               94%                 219

Palm Beach Colony         FL         West Palm Beach           285               96%                 288

Pedaler's Pond            FL             Orlando               214               81%                 176

Pinellas Cascades         FL           Clearwater              238               95%                 335

Southwind Village         FL             Naples                338               92%                 277

Starlight Ranch           FL             Orlando               783               94%                 264

Town & Country            FL             Orlando                73               92%                 276

Whispering Pines          FL           Clearwater              392               98%                 329

Winter Haven Oaks         FL             Orlando               343               51%                 198

Atlanta Meadows           GA             Atlanta                75               95%                 214

Camden Point              GA            Kingsland              268               47%                 167

Property
Information                                                                                      Weighted
                                                                                                   Average
Core Portfolio                                               Number           Occupancy          Monthly Rent
                                        Location            of Sites            as of              per Site
Community               State     (Closest Major City)      12/31/97           12/31/97             1997
----------------------------------------------------------------------------------------------------------------
Castlewood Estates        GA             Atlanta               334               80%                $296

Colonial Coach Estates    GA             Atlanta               481               74%                 250

Golden Valley             GA             Atlanta               131               92%                 222

Landmark                  GA             Atlanta               524               96%                 248

Marnelle                  GA             Atlanta               205               96%                 239

Oak Grove Estates         GA             Albany                174               98%                 131

Paradise Village          GA             Albany                225               95%                 132

Lakewood Estates          IA            Davenport              172               95%                 226

Terrace Heights           IA             Dubuque               317               97%                 231

Coach Royale              ID              Boise                 91              100%                 245

Maple Grove Estates       ID              Boise                270               96%                 256

Shenandoah Estates        ID              Boise                147               99%                 250

Maple Ridge               IL            Kankakee               201              100%                 216

Maple Valley              IL            Kankakee                75              100%                 216

Hickory Knoll             IN          Indianapolis             325               97%                 267

Mariwood                  IN          Indianapolis             296               90%                 265

Pendleton                 IN          Indianapolis             102               97%                 192

Skyway                    IN          Indianapolis             156              100%                 259

Twin Pines                IN             Goshen                238               93%                 207

Mosby's Point             KY           Cincinnati              150               99%                 265

Rolling Hills             KY           Louisville              158               97%                 179

Pinecrest Village         LA           Shreveport              448               66%                 133

Stonegate, LA             LA           Shreveport              157               98%                 164

Hillcrest                 MA             Boston                 83               95%                 325

The Glen                  MA             Boston                 36              100%                 377

Leisurewoods Rockland     MA             Boston                395               99%                 304

Leisurewoods Taunton      MA             Boston                128               85%                 250

Algoma Estates            MI          Grand Rapids             281               89%                 266

Chesterfield              MI             Detroit               345               99%                 333

Chestnut Creek            MI              Flint                134              100%                 290

Clinton                   MI             Detroit              1000               99%                 338

Colonial Acres            MI            Kalamazoo              611               98%                 259

Colonial Manor            MI            Kalamazoo              195               98%                 259

Country Estates           MI          Grand Rapids             254               97%                 249

Cranberry                 MI             Pontiac               232              100%                 317

Ferrand Estates           MI          Grand Rapids             420              100%                 304

Forest Lake Estates       MI          Grand Rapids             221               72%                 262

Holiday Estates           MI          Grand Rapids             205              100%                 290

Howell                    MI             Lansing               455              100%                 342

Property
Information                                                                                       Weighted
                                                                                                   Average
Core Portfolio                                               Number           Occupancy          Monthly Rent
                                        Location            of Sites            as of              per Site
Community               State     (Closest Major City)      12/31/97           12/31/97             1997
----------------------------------------------------------------------------------------------------------------
Lake in the Hills         MI             Detroit               238              100%                $345

Leonard Gardens           MI          Grand Rapids             168               98%                 274

Norton Shores             MI          Grand Rapids             656               85%                 231

Novi                      MI             Detroit               725               98%                 371

Oakhill                   MI              Flint                504               93%                 329

Old Orchard               MI              Flint                200              100%                 292

Orion                     MI             Detroit               423               98%                 317

Royal Estates             MI            Kalamazoo              183               90%                 279

Science City              MI             Midland               171               98%                 263

Torrey Hills              MI              Flint                346               99%                 298

Villa                     MI              Flint                319               97%                 291

Cedar Knolls              MN           Minneapolis             458               98%                 347

Cimmaron                  MN            St. Paul               504               97%                 351

President's Park          MN           Grand Forks             174               71%                 214

Rosemount                 MN      Minneapolis/St. Paul         182              100%                 339

Twenty-Nine Pines         MN            St. Paul               152               91%                 280

Countryside Village       MT           Great Falls             222               89%                 197

Foxhall Village           NC             Raleigh               315               97%                 283

Oakwood Forest            NC           Greensboro              481               96%                 232

Buena Vista               ND              Fargo                400               97%                 227

Columbia Heights          ND           Grand Forks             302               99%                 240

Meadow Park               ND              Fargo                118               86%                 169

Casa Linda                NV            Las Vegas              107               99%                 383

Casual Estates            NY            Syracuse               961               84%                 308

Shadybrook                NY            Syracuse                89               84%                 308

Meadowbrook               NY             Ithaca                237               73%                 249

Oak Orchard Estates       NY            Rochester              235               97%                 261

Vance                     OH            Columbus               110               96%                 196

Willo-Arms                OH            Cleveland              262               100%                173

Yorktowne                 OH           Cincinnati              354               97%                 302

Crestview                 OK           Stillwater              237               88%                 169

Knoll Terrace             OR              Salem                212               99%                 303

Riverview                 OR            Portland               133               99%                 343

Homestead Ranch           TX             McAllen               127               91%                 200

Leisure World             TX           Brownsville             201               90%                 181

The Homestead             TX             McAllen                99               94%                 189

Trail's End               TX           Brownsville             307               80%                 176

Eagle Point               WA             Seattle               230               98%                 408

Breazeale                 WY             Laramie               116               96%                 208
----------------------------------------------------------------------------------------------------------------
Core Portfolio
Subtotal                                                    37,422             93.6%                $289
----------------------------------------------------------------------------------------------------------------

Property
Information
                                                                                                  Weighted
Active Expansion                                                                                   Average
Portfolio                                                    Number           Occupancy         Monthly Rent
                                        Location            of Sites            as of              per Site
Community               State     (Closest Major City)      12/31/97           12/31/97             1997
----------------------------------------------------------------------------------------------------------------
Butler Creek              GA             Augusta               358               82%                $166

Crystal Lakes             FL              Tampa                329               49%                 144

Foxwood Farms             FL             Orlando               375               74%                 178

Gold Tree                 FL              Tampa                295               88%                 313

Oak Springs               FL             Orlando               438               76%                 224

Falcon Farms              IL             Moline                215               86%                 205

Anchor Bay                MI             Detroit              1319               95%                 304

Avon                      MI             Detroit               617              100%                 372

Grand Blanc               MI              Flint                415               88%                 319

MaComb/Westbrook          MI             Detroit              1537               95%                 341

Springfield Farms         MO           Springfield             134               65%                 154

Hunter's Chase            OH              Lima                 135               33%                 151

Conway Plantation         SC          Myrtle Beach             299               61%                 157

Eagle Creek               TX              Tyler                174               44%                 159

Regency Lakes             VA           Winchester              289               87%                 196
----------------------------------------------------------------------------------------------------------------
Active Expansion
Portfolio Subtotal                                           6,378             82.6%                $253
----------------------------------------------------------------------------------------------------------------
Total                                                       43,800               92%                $287
================================================================================================================

Item 3. Legal Proceedings

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

The Company agreed to settle the Harbor, Niles, and ZSA actions brought in 1996 for $287,000 plus expenses not to exceed $25,000, subject to court approval. Reimbursement from the Company's directors' and officers' liability insurer, Genesis Insurance Co., is being pursued in the amount of approximately $1.1 million, which includes the amount of the settlement plus expenses incurred in the course of the defense and settlement of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CPJ. The following table sets forth, for the quarterly periods shown, the high and low sales price per share as reported on the NYSE for the years ended December 31, 1996 and 1997.

                                          Price Range
                                      -------------------          Cash Dividend
     Quarter Ended                    High          Low              Declared
     -------------                    ----          ---              --------
    March 31, 1996                    $24-7/8     $22-1/8              $.405
     June 30, 1996                    $23-7/8     $21-5/8              $.405
  September 30, 1996                  $27         $22-1/8              $.405
   December 31, 1996                  $26-5/8     $23-7/8              $.405

                                          Price Range
                                      -------------------          Cash Dividend
     Quarter Ended                    High          Low              Declared
     -------------                    ----          ---              --------
    March 31, 1997                    $28         $24-3/4               $.43
     June 30, 1997                    $28-3/4     $24-3/4               $.43
  September 30, 1997                  $31-1/8     $27-7/8               $.43
   December 31, 1997                  $31-9/16    $29-1/4               $.43

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

At March 12, 1998, there were approximately 600 holders of record and approximately 12,000 beneficial owners of the Company's Common Stock.

Item 6. Selected Financial Data

The following table sets forth summary financial information of the Company and its Predecessor for the periods and dates indicated.

                                                                                                                    Predecessor
                                                                                                   For the period
                                                            For the Year Ended                     November 23-      January 1 -
                                                                December 31,                       December 31,     November 22,

In thousands, except per share data            1997 (1)      1996         1995         1994            1993            1993
                                              ---------    ---------    ---------    ---------       ---------       ---------
Operating Data:
Revenues:
  Rental income                               $ 134,801    $  67,233    $  61,558    $  47,318       $   4,577       $  38,242
  Management, interest and other income           3,368          151          297          749             110             684
                                              ---------    ---------    ---------    ---------       ---------       ---------
    Total revenues                              138,169       67,384       61,855       48,067           4,687          38,926
Expenses:
  Property operating and
    administrative                               56,053       26,870       24,410       19,944           1,867          16,909
  Depreciation                                   31,510       11,452       11,014        7,230             707           5,823
  Interest and related amortization              25,918       12,962       12,452        5,996             576          12,101
  Reorganization costs                                                                                   1,699
                                              ---------    ---------    ---------    ---------       ---------       ---------
    Total expenses                              113,481       51,284       47,876       33,170           4,849          34,833
                                              ---------    ---------    ---------    ---------       ---------       ---------
      Income (loss) before extraordinary
        item and minority/majority interest      24,688       16,100       13,979       14,897            (162)          4,093
  Extraordinary item (2)                                                     (829)                      (2,738)
  Minority/majority interest in
    income of Operating Partnership              (2,986)      (9,566)      (7,847)      (8,860)          1,717
                                              ---------    ---------    ---------    ---------       ---------       ---------
  Net income (loss)                           $  21,702    $   6,534    $   5,303    $   6,037       $  (1,183)      $   4,093
                                              =========    =========    =========    =========       =========       =========
  Weighted average common shares
     outstanding                                 23,688        6,022        5,959        5,750           5,750
  Weighted average common shares
     and OP Units outstanding                    26,947       14,837       14,779       14,189          14,081

Earnings per Share/OP Unit Data:
  Income (loss) before extraordinary
    item                                      $     .92    $    1.09    $     .95    $    1.05       $    (.01)
  Extraordinary item                          $      --    $      --    $    (.06)   $      --       $    (.20)
  Net income (loss) - basic                   $     .92    $    1.09    $     .89    $    1.05       $    (.21)
  Net income (loss) - diluted                 $     .91    $    1.08    $     .89    $    1.05       $    (.21)
  Dividends/distributions declared            $    1.72    $    1.62    $   1.525    $   1.425       $     .15

Cash Flow Data:
  Net cash provided by operating
    activities                                $  54,545    $  29,755    $  28,097    $  22,584       $   4,980       $   8,659
  Net cash provided by (used in)
    financing activities                      $  21,088    $    (595)   $ (24,365)   $   7,056       $  15,591       $  (5,983)
  Net cash (used in) investing activities     $ (61,309)   $ (29,518)   $  (6,158)   $ (46,214)      $    (639)      $  (3,416)

Balance Sheet Data:
  Rental property, before accumulated
    depreciation                              $ 836,175    $ 300,631    $ 276,423    $ 266,833       $ 151,069
  Rental property, net of accumulated
    depreciation                              $ 723,861    $ 219,338    $ 206,555    $ 207,977       $  97,755
  Total assets                                $ 782,738    $ 232,066    $ 212,034    $ 215,418       $ 120,524
  Total debt                                  $ 387,015    $ 168,315    $ 132,700    $ 132,747       $  52,831
  Minority/majority interest in
    Operating Partnership                     $  35,272    $  26,552    $  36,264    $  41,569       $  35,441
  Shareholders' equity                        $ 322,966    $  16,191    $  24,308    $  25,542       $  23,424

                                                                                                      Predecessor
                                                                                                      -----------
                                                                                      For the period
                                                        For the Year Ended            November 23-     January 1 -
Other Data:                                                December 31,               December 31,     November 22,
Dollars in thousands                  1997 (1)   1996         1995             1994        1993            1993
                                      -------   -------    ------------       ------  --------------   ------------
Total properties (at end of period)       131        47           44              43          33
Total sites (at end of period)         43,800    20,279       19,594          19,185      15,261
Weighted average occupied sites        38,053    18,889       18,051          14,913      14,025          14,025
Funds from operations(3)              $55,962   $27,460      $24,898         $22,015     $   536         $ 9,822

(1) In February 1997, the Company completed the Merger with ROC. See Note 3 to the Consolidated Financial Statements for information regarding the merger.

(2) The extraordinary items represent prepayment penalties and certain other related costs associated with the early extinguishment of debt.

(3) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Operating Partnership without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property and amortization of intangibles are the only non-cash adjustments. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                                                                      Predecessor
                                                                                                      -----------
                                                                                      For the period
                                                        For the Year Ended            November 23-     January 1 -
Other Data:                                                December 31,               December 31,     November 22,
In thousands                          1997 (1)   1996         1995             1994        1993            1993
                                      --------  -------    ------------       ------  --------------   ------------
   Income (loss) before
       extraordinary item             $ 24,688  $16,100      $13,979         $14,897      $(162)         $4,093
   Depreciation of rental
       property                         30,867   11,360       10,919           7,118        698           5,729
   Amortization of intangibles             407
                                      --------  -------      -------         -------      -----          ------
   Funds from Operations              $ 55,962  $27,460      $24,898         $22,015      $ 536          $9,822
                                      ========  =======      =======         =======      =====          ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

The Company is the largest owner/manager of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. The Company added 89 manufactured home communities to its portfolio over the three-year period ended December 31, 1997. At the end of this period, the Company's portfolio was comprised of 131 manufactured home communities containing 43,800 homesites in 28 states.

A substantial portion of the Company's growth since the beginning of 1995 can be attributed to the Company's Merger with ROC on February 11, 1997. The historical results of the Company in 1997 include the results of operations of ROC since February 1, 1997. In addition, as a result of the Merger, the Company acquired ROC's third-party property management operations and its taxable sales and brokerage subsidiary, CSI.

Company growth since the beginning of 1995 can also be attributed to increased operating results at existing communities, community expansions, new community development and additional acquisition activities.

Since its organization, the Company has elected to qualify as a REIT under the Code and thus does not generally pay federal corporate income taxes on its earnings to the extent that such earnings are distributed to shareholders.

The Company conducts substantially all of its activities through the Operating Partnership in which it owned a combined 90 percent general partner interest as of December 31, 1997.

Historical Results of Operations

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

For the year ended December 31, 1997, income before minority interest was $24,688,000, an increase of $8,588,000 from the year ended December 31, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from communities owned by the Company and ROC at the beginning of the period (the "Core 1996 Portfolio"). The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the year ended December 31, 1997 was $134,801,000, an increase of $67,568,000 from 1996. Approximately 80 percent of the increase was due to the Merger, and 9 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 11 percent increase was due to rental increases and occupancy gains in the Company's Core 1996 Portfolio.

Weighted average occupancy for the year ended December 31, 1997 was 38,053 sites compared with 18,889 sites for the same period in 1996. During 1997, the Company increased occupancy by nearly 400 sites, primarily in its active expansion communities. The occupancy rate for the total portfolio was 92.0 percent on approximately 43,800 sites as of December 31, 1997, compared to 94.4 percent on approximately 20,279 sites as of December 31, 1996. The decrease in the occupancy rate is due to the increase in available sites added through expansions of existing communities. The occupancy rate on the stabilized portfolio was 93.6 percent as of December 31, 1997. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1997 was $287, which is consistent with the same period of 1996. For the Company's Core 1996 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1997 was $289 compared with $278 for the same period in 1996, an increase of 4.1 percent.

Management fee, interest and other income primarily include management fee income for the management of 32 manufactured home communities, equity earnings from the Company's sales subsidiary, CSI, and interest income on notes receivable. The increase in 1997 from 1996 is due primarily to business activities acquired in conjunction with the Merger.

Property operating and maintenance expense for the year ended December 31, 1997 increased by $20,945,000 or 115 percent from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1996 acquisitions. The remaining increase was due to increases in the Company's Core 1996 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased 6.8 percent from approximately $80 in 1996 to approximately $86 in 1997. A portion of this increase is due to the operating expenses related to the properties managed by the Company for a management fee beginning in 1997.

Real estate taxes for the year ended December 31, 1997 increased by $5,090,000 or 105 percent from the year ended December 31, 1996. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $21.78 in 1997 compared to $21.42 in 1996, an increase of 1.7 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1997 increased due to the Merger. Administrative expense in 1997 was 5.0 percent of total revenues as compared to 5.7 percent in 1996.

Interest and related amortization costs increased for the year ended December 31, 1997 by $12,956,000, as compared with the year ended December 31, 1996. The increase is attributable to the indebtedness incurred in connection with the Merger and to finance the 1997 and 1996 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.7 percent in 1997 from approximately 8.1 percent in 1996. The decrease is due primarily to the ROC debt assumed in the Merger having a lower average interest rate as well as much of the financing in connection with the Merger and the 1997 and 1996 acquisitions being done with the Company's lines of credit which had a lower average interest rate. In addition, in July 1997, the Company renegotiated its lines of credit into a new line with a lower borrowing rate of 110 basis points over LIBOR versus 150 basis points over LIBOR on the old lines.

Depreciation expense for the year ended December 31, 1997, increased $20.1 million from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1997 remained relatively unchanged from 1996.

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

Rental revenue in 1996 was $67,233,000, an increase of $5,675,000 or 9.2 percent from 1995. Approximately 2.3 percent of the increase was due to the acquisitions of three communities in 1996 and one in 1995; 3.9 percent represented the effect of annual rent increases in the Core 1995 Portfolio; 1.8 percent was due to increased occupancy in the Core 1995 Portfolio and 1 percent was due to an increase in amenity income. Weighted average occupancy for the year ended December 31, 1996, was 18,889 sites, or 4.6 percent higher than weighted average occupancy for the year ended December 31, 1995. Weighted average occupancy increased in 1996 due to the 1996 and 1995 acquisitions and the filling of 265 additional sites that were either vacant at January 1, 1996 or developed in 1996. The occupancy rate was 94.4 percent on 20,279 sites as of December 31, 1996, as compared with 94.3 percent on 19,594 sites as of December 31, 1995. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1996 increased to $285 from $277 in 1995 or 3.2 percent due to rental increases in the Core 1995 Portfolio in 1996.

The increase in amenity income of approximately $600,000 was due primarily to the inclusion of the results of operations of four golf courses and a marina for the period beginning January 1, 1996. These operations were previously conducted by GC Properties, Inc. ("GCI"), a corporation wholly owned by an equity owner of the Company, in order to permit the Company's qualification as a REIT under the Internal Revenue Code. From November 23, 1993 through December 31, 1995, the Company recognized net lease income from GCI, which was classified as other income. In early 1996, the Company received a ruling from the Internal Revenue Service allowing the Company to conduct these operations. Effective January 1, 1996, as a result of acquiring the operations of GCI, the Company has consolidated these operations.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $54,545,000 for the year ended December 31, 1997, compared to $29,755,000 for the year ended December 31, 1996. The increase in cash provided by operating activities was due primarily to the increase in net operating income as a result of the Company's larger size.

Net cash provided by financing activities for the year ended December 31, 1997, was $21,088,000. This amount includes net proceeds of $102 million received from the issuance of senior notes and proceeds of $25,477,000 from the issuance of 984,423 shares to certain OP Unitholders at the time of the Merger. Use of cash included distributions made to shareholders/OP Unitholders of $42,111,000; the payment of $19,851,000 to repurchase and retire 750,000 shares of the Company's common stock in connection with the Merger, and net payment on the line of credit of $45,834,000 with the proceeds from the senior notes. The shares purchased in 1997 and 1996 as a part of the program were purchased at an average price of approximately $25.75.

Net cash used in investing activities for the year ended December 31, 1997 was $61,309,000. This amount primarily represented the acquisition of four communities, payment of merger costs, joint venture investments, and advances to CSI, capital expenditures and construction and development costs. The acquisition of the four communities for an aggregate purchase price of $20 million was financed by $19.5 million borrowed on the Company's line of credit and $500,000 through the issuance of 16,480 OP Units. The Company invested approximately $4 million in cash in other joint ventures. The Company also advanced approximately $9 million to CSI. For the year ended December 31, 1997, construction and development costs approximated $8.1 million, while recurring property capital expenditures, other than construction and development costs, were approximately $3.7 million. Recurring property capital expenditures in 1997 increased significantly over the same period in 1996, due to the increased number of communities in the Company's portfolio. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

In July 1997, the Company entered into two new credit facilities with the First National Bank of Chicago and other lenders, consisting of a $25 million term loan and a $75 million revolving line of credit (the "First Chicago Credit Facilities"). Effective July 1997, the interest rate on the revolving credit facility was reduced to LIBOR plus 110 basis points (from LIBOR plus 150 basis points). In addition, in September 1997, the Company secured a $7.5 million revolving line of credit from Colorado National Bank which bears interest at a rate of LIBOR plus 125 basis points (the "CNB Facility" and , together with the First Chicago Credit Facilities, the "Credit Facilities"). As of December 31, 1997, approximately $25 million was outstanding under the Credit Facilities and the Company had available $82.5 million in additional borrowing capacity.

On December 23, 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)" ) due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, was approximately $102.0 million. The net proceeds from the MOPPRS(SM) were utilized primarily to reduce outstanding balances under the Credit Facilities and to finance acquisitions. The MOPPRS(SM) are rated as "BBB" by Standard & Poor's Rating Service and "Baa3" by Moody's Investors Service.

In connection with the issuance of the MOPPRS(SM), the Company and the Operating Partnership entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS(SM) are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS(SM). Upon the Remarketing Dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature on the Remarketing Date.

As of December 31, 1997, the Company had outstanding, in addition to the Credit Facilities and the MOPPRS(SM), $145 million of other unsecured senior debt with a weighted average interest rate and maturity of 8.2 percent and 4 years, respectively, and $114 million of secured mortgage debt with a weighted average interest rate and maturity of 7.95 percent and 2.5 years, respectively.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity need of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the issuance of additional equity or debt securities and the assumption of existing secured or unsecured indebtedness.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

In January 1998, the Company completed the acquisition of 16 properties, in Connecticut, South Carolina, and Florida, containing approximately 2,333 homesites and 1,359 park/model RV sites, for a total of approximately $55.4 million. These acquisitions were financed by $33.7 million in borrowings under the Company's line of credit, the issuance of 412,480 OP Units and $5.7 million in cash available from the proceeds of the December 1997 Debt Offering. Nine of the above communities, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long-term ground leases.

In February 1998, the Company received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were used to reduce outstanding balances under the Company's line of credit from the January 1998 acquisitions and for the March 1998 acquisitions.

In March 1998, the Company completed the acquisition of 6 properties, 1 in Michigan and 5 in Indiana, containing approximately 1,500 homesites, for a total of approximately $36.7 million. These acquisitions were financed by the issuance of common stock in February 1998 and by borrowings on the Company's line of credit. In addition, CSI purchased a 60 percent interest in three retail sales centers in Indiana, for approximately $1.2 million.

Inflation

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable the Company to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Company of any adverse effect of inflation.

New Accounting Standards

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement.

Year 2000 Compliance

The Company is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Company believes that the additional costs for compliance will not be material to future results of operations, financial condition or cash flows of the Company.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Operating Partnership without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property and amortization of intangibles are the only non-cash adjustments. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                            For the year
                                                         ended December 31,
                                               ---------------------------------
                                                 1997         1996         1995
                                               -------      -------      -------
Income before extraordinary item               $24,688      $16,100      $13,979
Depreciation of rental property                 30,867       11,360       10,919
Amortization of intangibles                        407           --           --
                                               -------      -------      -------

Funds from operations                          $55,962      $27,460      $24,898
                                               =======      =======      =======

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Shareholders and Board of Directors of Chateau Communities, Inc.:

We have audited the accompanying consolidated balance sheets of Chateau Communities, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule as identified in item 14(a)(2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the management of Chateau Communities, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chateau Communities, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.



Denver, Colorado
February 4, 1998, except for Note 15
for which the date is March 10, 1998

                            CHATEAU COMMUNITIES, INC.
                       CONDSOLIDATED STATEMENTS OF INCOME

                                                        For the Year Ended
                                                           December 31,
In dollars, except per share data                 1997         1996         1995
                                               -----------------------------------
Revenues:
  Rental income                                $ 134,801    $  67,233    $  61,558
  Management, interest and other income            3,368          151          297
                                               ---------    ---------    ---------
                                                 138,169       67,384       61,855
Expenses:
  Property operating and maintenance              39,146       18,201       16,021
  Real estate taxes                                9,946        4,856        4,523
  Depreciation                                    31,510       11,452       11,014
  Administrative                                   6,961        3,813        3,866
  Interest and related amortization               25,918       12,962       12,452
                                               ---------    ---------    ---------
                                                 113,481       51,284       47,876
                                               ---------    ---------    ---------
    Income before extraordinary
      item and minority/majority interest         24,688       16,100       13,979
  Extraordinary charge from early
    extinguishment of debt                            --           --         (829)
                                               ---------    ---------    ---------

    Income before minority/majority interest      24,688       16,100       13,150
  Minority/majority interest in income of
    Operating Partnership                         (2,986)      (9,566)      (7,847)
                                               ---------    ---------    ---------
    Net income                                 $  21,702    $   6,534    $   5,303
                                               =========    =========    =========

Basic earnings per common share:
  Income before extraordinary item             $     .92    $    1.09    $     .95
  Extraordinary item                                  --           --         (.06)
                                               ---------    ---------    ---------
  Net income                                   $     .92    $    1.09    $     .89
                                               =========    =========    =========

Diluted earnings per common share:
  Income before extraordinary item             $     .91    $    1.08    $     .94
  Extraordinary item                                  --           --         (.05)
                                               ---------    ---------    ---------
  Net Income                                   $     .91    $    1.08    $     .89
                                               =========    =========    =========

Dividends/distributions declared per
  common share/OP Unit outstanding             $    1.72    $    1.62    $   1.525
                                               =========    =========    =========

Tax status of dividends,
  return of capital portion                    $     .62    $     .65    $     .53
                                               =========    =========    =========

Weighted average common shares
  outstanding                                     23,688        6,022        5,959
                                               =========    =========    =========
Weighted average common
  shares and OP Units outstanding                 26,947       14,837       14,779
                                               =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31
Dollars in thousands, except per share data                      1997          1996
                                                                 ----          ----
Assets
Rental property:
  Land                                                        $ 111,832    $  33,821
  Land and improvements for expansion sites                      14,437        1,988
  Manufactured home community improvements                      647,388      239,514
  Community buildings                                            44,406       17,607
  Furniture and other equipment                                  18,112        7,701
                                                              ---------    ---------
  Total rental property                                         836,175      300,631

    Less accumulated depreciation                               112,314       81,293
                                                              ---------    ---------

      Net rental property                                       723,861      219,338

Cash and cash equivalents                                        14,910          586
Rents, notes and other receivables                               11,079        3,157
Investment in and advances to affiliates                         21,646        3,408
Prepaid expenses and other assets                                11,242        5,577
                                                              ---------    ---------
      Total assets                                            $ 782,738    $ 232,066
                                                              =========    =========

Liabilities
Debt                                                          $ 387,015    $ 168,315
Accrued interest payable                                          3,909        2,796
Accounts payable and other accrued expenses                      15,848        7,489
Rents received in advance and security deposits                   5,580        4,852
Distributions payable                                            12,148        5,871
                                                              ---------    ---------

      Total liabilities                                         424,500      189,323

Minority/majority interest in Operating Partnership              35,272       26,552

Shareholders' Equity
Preferred stock, $.01 par value, 2 million shares
  authorized; no shares issued or outstanding
Common stock, $.01 par value, 90 million shares authorized:
  25,476,172 and 5,660,960 shares issued and
  outstanding at December 31, 1997
  and 1996, respectively                                            255           57
Additional paid-in capital                                      356,780       28,187
Dividends in excess of accumulated earnings                     (33,174)     (11,233)
Notes receivable, officers, 49,507 and 43,125
  shares outstanding at December 31, 1997
  and 1996, respectively                                           (895)        (820)
                                                              ---------    ---------
      Total shareholders' equity                                322,966       16,191
                                                              ---------    ---------
      Total liabilities and shareholders' equity              $ 782,738    $ 232,066
                                                              =========    =========

    The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              For the Year Ended
                                                                 December 31,
Dollars in thousands, except per share data             1997         1996        1995
                                                     -----------------------------------
Common stock:
  Balance at beginning of period                     $      57    $      61    $      58
  Issuance of shares in connection with the Merger         196
  Issuance of shares from awards, exercise of
    options and sales to key employees                       2           --           --
  Issuance of shares in connection with
    acquisitions                                             1
  Issuance of shares in exchange for Units
     in Operating Partnership                               10           --            3
  Repurchase and retirement of shares                      (11)          (4)          --
                                                     ---------    ---------    ---------
  Balance at end of period                           $     255    $      57    $      61
                                                     =========    =========    =========

Additional paid-in capital:
  Balance at beginning of period                     $  28,187    $  33,152    $  30,678
  Issuance of shares in connection with the Merger     359,584
  Issuance of shares from awards, exercise of
    options and sales to key employees                   4,492          239          150
  Issuance of shares in connection with
     acquisitions                                        3,022
  Issuance of shares in exchange for Units
     in Operating Partnership                          159,693           --        1,544
  Repurchase and retirement of shares                  (28,676)     (11,235)          --
  Transfer (to) from minority/majority interest
     ownership in Operating Partnership               (169,522)       6,031          780
                                                     ---------    ---------    ---------
  Balance at end of period                           $ 356,780    $  28,187    $  33,152
                                                     =========    =========    =========

Dividends in excess of accumulated earnings:
  Balance at beginning of period                     $ (11,233)   $  (8,064)   $  (4,203)
  Net income                                            21,702        6,534        5,303
  Dividends declared, $1.72, $1.62
    and $1.525 per share                               (43,643)      (9,703)      (9,164)
                                                     ---------    ---------    ---------
  Balance at end of period                           $ (33,174)   $ (11,233)   $  (8,064)
                                                     =========    =========    =========

Notes receivable, officers:
  Balance at beginning of period                     $    (820)   $    (841)   $    (991)
  Issuance of shares through sales
    to key employees                                      (100)          --           --
  Payments received                                         25           21          150
                                                     ---------    ---------    ---------
  Balance at end of period                           $    (895)   $    (820)   $    (841)
                                                     =========    =========    =========

Total shareholders' equity, end of period            $ 322,966    $  16,191    $  24,308
                                                     =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Year Ended
                                                                  December 31,
In thousands                                             1997         1996         1995
                                                      -----------------------------------
Cash flows from operating activities:
  Net income                                          $  21,702    $   6,534    $   5,303
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Income attributable to minority/majority interest       2,986        9,566        7,847
  Extraordinary item                                         --           --          829
  Depreciation and amortization                          31,510       11,452       11,014
  Amortization of debt issuance costs                       480          437          538
  Decrease (increase) in operating assets                 1,495         (562)         (77)
  Increase (decrease) in operating liabilities           (3,628)       2,328        2,643
                                                      ---------    ---------    ---------
  Net cash provided by operating activities              54,545       29,755       28,097
                                                      ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of Senior Notes                102,630           --       74,866
  Borrowings on line of credit                          105,111       36,750
  Payments on the line of credit                       (150,945)                  (30,000)
  Principal payments on mortgages                        (1,596)      (1,135)     (45,066)
  Prepayment penalties                                       --           --         (667)
  Payment of debt issuance costs                           (895)        (234)        (954)
  Distributions to shareholders/OP
    Unitholders                                         (42,111)     (24,065)     (21,982)
  Shares/OP Units repurchased                           (19,851)     (12,171)        (882)
  Proceeds from the issuance of common shares            25,477           --           --
  Exercise of common stock options and other              3,268          260          320
                                                      ---------    ---------    ---------
    Net cash provided by (used in)
    financing activities                                 21,088         (595)     (24,365)
                                                      ---------    ---------    ---------

Cash flows from investing activities:
  Acquisition of rental properties                      (22,655)     (21,727)      (2,766)
  Disposition of rental property                          2,455           --           --
  Additions to rental properties                        (15,544)      (4,731)      (3,392)
  Investment in joint ventures                           (4,259)          --           --
  Advances to Community Sales, Inc. ("CSI")              (8,849)          --           --
  Merger costs                                          (12,457)      (3,060)          --
                                                      ---------    ---------    ---------
    Net cash used in investing activities               (61,309)     (29,518)      (6,158)
                                                      ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents         14,324         (358)      (2,426)
Cash and cash equivalents, beginning of period              586          944        3,370
                                                      ---------    ---------    ---------

Cash and cash equivalents, end of period              $  14,910    $     586    $     944
                                                      =========    =========    =========

Supplemental information:
  Cash paid for interest                              $  24,325    $  12,176    $   9,987
                                                      =========    =========    =========
  Fair market value of OP Units/shares issued
    for acquisitions                                  $   3,683    $   1,964    $   3,434
                                                      =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1. Organization and Formation of Company:

The Company was formed in November 1993 as Chateau Properties, Inc., a real estate investment trust ("REIT"). In 1997, the Company merged with ROC Communities, Inc, (ROC). The Company is engaged in the business of owning and operating manufactured housing community properties primarily through CP Limited Partnership, its Operating Partnership. As of December 31, 1997, the Company owned 131 properties containing an aggregate of 43,800 homesites, located in 28 states. Approximately 29 percent of these homesites were in Florida and 27 percent were in Michigan. The Company also fee managed 31 properties containing an aggregate of 6,500 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company generally for a term of one year or less.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements of the Company include all accounts of the Company, its wholly owned qualified REIT subsidiaries and its Operating Partnership. The Company and ROC are the general partners, and as such, the Company has unilateral control and complete responsibility for management of the Operating Partnership including the right and power to make all decisions and actions with respect to the acquisition, mortgage and sale of properties and the other business affairs of the Operating Partnership. All significant inter-entity balances and transactions have been eliminated in consolidation.

Minority/Majority Interest

Income before minority/majority interest is ascribed to the limited partners of the Operating Partnership (the Minority Interest") based on their respective weighted average ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of Operating Partnership ("OP") Units held by the limited partners by the total OP Units outstanding including the Units held by the Company. Issuance of additional shares of common stock or OP Units changes the percentage ownership of both the Minority Interest and the Company. Since an OP unit is equivalent to a common share (due to, among other things, its exchangeability for a common share), such transactions are treated as capital transactions and result in an equity transfer adjustment among Shareholders' equity and Minority Interest in the Company's balance sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

                            CHATEAU COMMUNITIES, INC.

                                     -------

2. Summary of Significant Accounting Policies Continued:

Investments in and Advances to Affiliates

The Company conducts manufactured home sales and brokerage activities through its taxable subsidiary Community Sales, Inc. ("CSI"). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow. The Company accounts for its investment in CSI utilizing the equity method of accounting.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles involves the use of certain management estimates and assumptions that affect reported amounts and disclosures, such as the useful lives of rental properties. Actual results could differ from those estimates.

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

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                         Estimated Useful
Class of Asset                                             Lives (Years)
--------------                                             -------------
Manufactured home community improvements                     20 to 30
Community buildings                                          25 to 30
Furniture and other equipment                                 4 to 10

                            CHATEAU COMMUNITIES, INC.

                                     -------

2. Summary of Significant Accounting Policies Continued:

Maintenance, repairs and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized. When rental property assets are sold or otherwise retired, the cost of such assets, net of accumulated depreciation compared to the sale proceeds, are recognized in income as gains or losses on disposition.

Capitalized Interest

Interest is capitalized on projects during periods of construction. Interest capitalized by the Company during 1997 was $708,000.

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

Per Share Data

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The conversion of an OP unit to common stock has no effect on earnings per common share since the earnings of an OP unit are equivalent to the earnings of a share of common stock. Diluted earnings per common share are computed assuming the exercise of all outstanding stock options, which would have a dilutive effect, and the exchange of all OP Units into common stock.

Stock-Based Compensation

During 1996 the Company adopted SFAS No. 123 for "Accounting for Stock-Based Compensation." The Company has elected to continue to account for employee stock based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore the disclosure method as permitted and required by SFAS No. 123 is presented in Note 9.

                            CHATEAU COMMUNITIES, INC.

                                     -------

2. Summary of Significant Accounting Policies Continued:

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year financial statement presentation. These reclassifications have no impact on net operating results previously reported.

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

3. Merger with ROC Communities, Inc.

On February 11, 1997, the Company completed its merger with ROC Communities, Inc. (the "Merger"). The Merger and related transactions was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

                            CHATEAU COMMUNITIES, INC.

                                     -------

3. Merger with ROC Communities, Inc. Continued:

In connection with the Merger, the related transactions occurred

- The Company repurchased and retired 1,200,000 shares of its common stock, of which 750,000, and 450,000 were repurchased in 1997 and 1996, respectively

- ROC purchased 350,000 shares of Chateau common stock, in 1996, which was retired at the time of the Merger

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

- Certain OP Unitholders purchased 984,423 additional shares of common stock from the Company at $25.88 per share.

-     In May 1997 the Company's name was changed to Chateau Communities, Inc

The total price of $351 million was allocated as follows:

       Rental property                                 $  501.3
       Net working capital                                 15.8
       Debt assumed                                      (166.1)
                                                       --------
                                                       $  351.0
                                                       ========

                            CHATEAU COMMUNITIES, INC.

                                     -------

3. Merger with ROC Communities, Inc. Continued

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1996. In addition, the pro forma information is presented as if the acquisitions of 14 properties made in 1996 by the Company and ROC had occurred on January 1, 1996. No adjustments were made for the 1997 acquisitions made by the Company. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1996.

(In thousands, except per share data)
                                                        1997              1996
                                                      --------          --------
Revenues                                              $142,600          $132,800
                                                      ========          ========
Total expenses                                        $117,500          $113,200
                                                      ========          ========
Net income*                                           $ 25,100          $ 19,600
                                                      ========          ========
Per share*                                            $    .89          $    .70
                                                      ========          ========

*Assumes all OP Units are exchanged for common stock.

4. Common Stock and Related Transactions

The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1997, 1996, and 1995.

                                                          1997           1996           1995
                                                          ----           ----           ----
Common shares outstanding at January 1                  5,660,960      6,095,960      5,750,000
Shares repurchased and retired                         (1,100,100)      (450,000)
Shares issued in exchange for ROC
  common stock outstanding                             13,109,941
Shares issued in exchange for OP Units                  6,170,908                       335,460
Shares issued in connection with the stock dividend       310,323
Shares issued to certain OP Unitholders for cash          984,423
Shares issued through stock awards, sales to key
  employees and the exercise of stock options             238,478         15,000         10,500
Shares issued in connection with the acquisiton
  of Windsor Corporation                                  101,239
                                                      -----------    -----------    -----------
Common shares outstanding at December 31               25,476,172      5,660,960      6,095,960
                                                      ===========    ===========    ===========

                            CHATEAU COMMUNITIES, INC.

                                     -------

4. Common Stock and Related Transactions Continued:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

(In thousands, except per share data)        For the year ended December 31,
                                           1997            1996            1995
                                           ----            ----            ----
Basic EPS:
  Income (1) ...................         $24,688         $16,100         $13,150
  Shares (2) ...................          26,947          14,837          14,779
  Per Share ....................         $   .92         $  1.09         $   .89

Diluted EPS:

  Income (1) ...................         $24,688         $16,100         $13,150
  Shares (3) ...................          27,192          14,957          14,825
  Per Share ....................         $   .91         $  1.08         $   .89

(1)   Represents income before minority/majority interest

(2)   Represents the weighted average shares and OP Units outstanding

(3) Represents the weighted average shares and OP Units outstanding, as well as dilutive stock options

                            CHATEAU COMMUNITIES, INC.

                                     -------

5. Acquisitions of Rental Property:

(In thousands)

                                                                            Amount     Fair Market
                                                                           Allocated   Value of OP
       Acquisition                    Property Name                        to Assets   Units/Shares
          Date                        and Location                         Acquired       Issued          Cash
       -----------                    ------------                         --------       ------          ----
Acquisitions - 1997:
February, 1997               75 communities acquired through the
                             Merger with ROC                              see note 3

November, 1997               Purchase of 4 communities in
                             Boston, Massachusetts                        $20,000        $   500        $ 19,500

Various                      Investment in joint ventures (2)             $ 4,259        $    --        $  4,259

----------------------------------------------------------------------------------------------------------------
Acquisitions - 1996
March, 1996                  Chestnut Creek Farm-
                             Davison, MI                                  $ 3,400                       $  3,400

May, 1996                    Maple Valley and Maple Ridge-
                             Manteno, IL                                  $ 5,800        $ 1,000        $  4,800

September, 1996              Joint venture with ROC
                             purchase of six
                             communities in six states (1)                $10,300                       $ 10,300

Various                      Other joint ventures (2)                     $ 4,200        $ 1,000        $  3,200

----------------------------------------------------------------------------------------------------------------
Acquisitions - 1995:

September, 1995              Hidden Valley
                             Lake Buena Vista, FL                         $ 6,200        $ 3,400        $  2,800

                            CHATEAU COMMUNITIES, INC.

                                     -------

5. Acquisitions of Rental Property Continued:

      (1) Represents a 50 percent interest in a joint venture with ROC accounted for as a property acquisition and included in rental properties. After the merger with ROC in February, the Company now owns 100% of these properties.

      (2) In connection with a joint venture, the Company may guarantee up to $8 million of debt in return for a guarantee fee. As of December 31, 1997, the Company has guaranteed $8 million of debt.

In September 1997, the Company completed the acquisition of Windsor, the general partner and advisor to one REIT owning 28 manufactured home communities (containing 5,700 homesites), all of which had been managed by ROC on a fee basis since 1993 and by the Company since the Merger. The acquisition was financed with the issuance of 101,239 shares of common stock and $750,000 in cash.

6. Investments in and Advances to Affiliates:

Investments in and advances to affiliates as of December 31, consisted primarily of the following:

                                                                       1997      1996
                                                                    -------   -------
Investments in and amounts due from Community Sales, Inc. ("CSI")   $12,950        --
Investments in and amounts due from joint ventures                    8,696   $ 3,408
                                                                    -------   -------
                                                                    $21,646   $ 3,408
                                                                    =======   =======

                            CHATEAU COMMUNITIES, INC.

                                     -------

7. Financing:

The following table sets forth certain information regarding debt at December
31:

                           Weighted                      Principal Balance
                            Average        Maturity     -------------------
                         Interest Rate       Date         1997        1996
                         -------------       ----         ----        ----
                                                            (in thousands)
Fixed rate mortgages             7.95%      1998-2011   $113,969   $ 54,441
Unsecured Senior Notes           7.52%           2003     70,000         --
Unsecured Senior Notes           8.75%           2000     75,000     75,000
Unsecured Senior Notes           6.92%           2004    100,000         --
Unsecured line of credit         6.75%           1999     25,000     36,750
Other notes payable                                        3,046      2,124
                                                        --------   --------
                                                        $387,015   $168,315
                                                        ========   ========

At December 31, 1997, the Company had a $100 million line of credit arrangement, including a $25 million term loan, with First National Bank of Chicago/NBD acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit arrangement is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 110 basis points. At December 31, 1997, there was $25 million in borrowings outstanding under the term loan. The line matures in May 1999 and the term loan matures May 1998. The terms of the line of credit provide for the payment of a fee on the average daily unused amount of the line of credit. In addition, in September 1997, the Company secured a $7.5 million revolving line of credit from Colorado National Bank which bears interest at a rate of LIBOR plus 125 basis points. As of December 31, 1997, approximately $25 million was outstanding under the Company's line of credit and the Company had available $82.5 million in additional borrowing capacity. The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property.

On December 23, 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, was approximately $102.0 million. The additional $2 million represents a payment made by the "Remarketing Dealer" for the right to remarket the securities in 2004. This amount will be amortized over the life of the related debt.

                            CHATEAU COMMUNITIES, INC.

                                     -------

7. Financing Continued:

In connection with the issuance of the MOPPRS(SM), the Company and the Operating Partnership entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the Remarketing Dealer"), pursuant to which the MOPPRS(SM) are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS(SM). Upon the remarketing dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature on the Remarketing Date.

The aggregate amount of principal maturities on the fixed rate mortgages and Senior Notes payable subsequent to December 31, 1997 (in thousands) is as follows:

Years Ending
December 31,
------------
    1998                                                       $   2,884
    1999                                                          19,938
    2000                                                         164,581
    2001                                                             125
    2002                                                             136
 Thereafter                                                      171,305
                                                               ---------
                                                               $ 358,969
                                                               =========

8. Minority/Majority Interest in Operating Partnership:

Minority/majority interest in the accompanying balance sheets represents the ownership interest in the Operating Partnership held by other than the Company. As of December 31, 1997 and December 31, 1996, the minority/majority interest was approximately 10 percent and 61 percent, respectively.

During 1997, in connection with the merger, and during 1995, certain OP Unitholders converted their OP Units into 6,170,908 and 335,460 shares of common stock, respectively, of the Company at a one for one exchange ratio. These transactions resulted in an increase to outstanding common shares, and a corresponding decrease in outstanding OP Units. In connection with these transactions, there were no proceeds received nor expenses incurred by the Company.

During 1996 and 1995 the Company, through the Operating Partnership, purchased and retired 43,334 and 44,085 OP Units, respectively, at approximately $21.50 and $20.00 per unit, respectively.

                            CHATEAU COMMUNITIES, INC.

                                     -------

8. Minority/Majority Interest in Operating Partnership Continued:

The following is a summary of activity of the minority/majority interest in the Operating Partnership for the periods presented including the transfer adjustment among the minority/majority interest and shareholders' equity in the balance sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

                                                          Operating
                                                         Partnership   Minority
                                                            Units      Interest
                                                            -----      --------
                                                             (in thousands)
Majority interest in Operating Partnership
  at January 1, 1995                                        9,008     $  41,569

Majority interest in income                                    --         7,847
Distributions declared, $1.525 per unit                        --       (13,377)
Issuance of OP Units at fair value in connection
  with acquisitions                                           162         3,434
Exchange of OP Units for shares of common
  stock                                                      (336)       (1,547)
OP Units reacquired and retired by Operating
  Partnership                                                 (44)         (882)
Transfer to shareholders' equity                               --          (780)
                                                        ---------     ---------
Majority interest in Operating Partnership
  at December 31, 1995                                      8,790        36,264
                                                        ---------     ---------

Majority interest in income                                    --         9,566
Distributions declared, $1.62 per unit                         --       (14,279)
Issuance of OP Units at fair value in connection
  with acquisitions                                            89         1,964
OP Units reacquired and retired by Operating
  Partnership                                                 (43)         (932)
Transfer to shareholders' equity                               --        (6,031)
                                                        ---------     ---------
Majority interest in Operating Partnership
  at December 31, 1996                                      8,836        26,552
                                                        ---------     ---------

Minority interest in income                                    --         2,986
Distributions declared, $1.72 per unit                         --        (4,745)
Issuance of OP Units at fair value in
  connection with acquisitions                                 23           660
Exchange of OP Units for shares of common
  stock                                                    (6,171)     (159,703)
Issuance of OP Units through a dividend                        87
Transfer from shareholders' equity                             --       169,522
                                                        ---------     ---------
Minority interest in Operating Partnership
  at December 31, 1997                                      2,775     $  35,272
                                                        =========     =========

                            CHATEAU COMMUNITIES, INC.

                                     -------

9. Stock Option Plan:

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the year ended December 31, 1996. The Company measures compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Company's 1997 Equity Compensation Plan and 1993 Long Term Incentive Stock Plan (the "Plans") provide for up to 950,000 shares of common stock that may be granted to directors, executive officers and other key employees. The Plan provides for the grant of options restricted stock awards and stock appreciation rights. The Plans provide for the grant of options at "fair market value" which represents the quoted market price of the Company's common stock on the date of grant. The Compensation Committee will determine the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

Information concerning stock options is as follows:

                                                             1997                         1996                        1995
                                                        ---------------------------------------------------------------------
                                                          Weighted-                    Weighted-                   Weighted-
                                                          Average                      Average                      Average
                                            Shares         Price          Shares        Price         Shares         Price
                                            ------         -----          ------        -----         ------         -----
Shares subject to option:
Outstanding at beginning of year             735,300    $     21.66       454,150    $     20.08       193,000    $     20.43

Granted(1)                                    60,000          25.62       308,150          23.99       315,550          19.82

Issued in connection with the merger(2)      557,334          21.06

Exercised                                   (155,228)         21.00       (11,250)         21.21        (7,500)         20.00

Forfeited                                         --             --       (15,750)         22.11       (46,900)         19.74
                                          ----------    -----------    ----------    -----------    ----------    -----------

Outstanding at end of year                 1,197,406    $     21.66*      735,300    $     21.66*      454,150    $     20.08
                                          ==========    ===========    ==========    ===========    ==========    ===========

Options exercisable at year-end            1,182,406                      176,287                       74,000
                                          ==========                   ==========                   ==========
Options available for grant at year-end      811,200                      238,900                      535,350
                                          ==========                   ==========                   ==========
Weighted average remaining
  contractual life (in years)                    7.3                          8.2                          8.4
                                          ==========                   ==========                   ==========

(1) The options granted do not include the grant of 80,000 shares of restricted stock to executive officers of the Company.

(2) These represent options issued in exchange for existing ROC options at the time of the Merger and the adjustments for the 6.8 percent stock dividend paid on the Company's common stock, also in connection with the Merger.

* Ranging in price from $18.18-$29.94 and $19.50 - $24.25 at December 31, 1997 and 1996, respectively.

                            CHATEAU COMMUNITIES, INC.

                                     -------

9. Stock Option Plan Continued:

The fair value of each option was estimated as of date of grant using an option-pricing model with the following assumptions used for options granted in:

                                                1997        1996        1995
                                                ----        ----        ----
Estimated fair value per share of
  options granted during the year             $  3.58     $  3.39     $  2.72

                                                1997        1996        1995
                                                ----        ----        ----
     Assumptions:
      Annualized dividend yield                   6.1%        6.7%        7.6%
      Common Stock price volatility              20.0%       20.0%       20.0%
      Risk-free rate of return                   6.35%       6.56%       7.57%
      Expected option term (in years)              10          10          10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1997, 1996 and 1995 consistent with the method prescribed by SFAS 123, net income and net income per share would have been:

                                        1997             1996           1995
                                        ----             ----           ----

Net income                       $    20,091,000   $   6,457,000   $   5,268,000
Net income per share-basic       $           .85   $        1.07   $         .88
Net income per share-diluted     $           .84   $        1.06   $         .88

10. Savings Plan:

The Company has two qualified retirement plans designed to qualify under Section 401 of the Internal Revenue Code (the "Plan"). The Plans allow the employees of the Company to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $421,000, $300,000 and $275,000 to the 401(k) Plan for the Plan years ended December 31, 1997, 1996 and 1995, respectively.

                            CHATEAU COMMUNITIES, INC.

                                     -------

11. Related Party Transactions:

Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers and equity owners. The office lease expires November 2001. For the year ended December 31, 1995 net lease income of approximately $695,000 was recognized from a ground lease with a corporation wholly owned by an equity owner to the Company.

The Company, through CSI, purchases manufactured home inventory for resale from Clayton Homes, Inc., which is affiliated with one of the Company's directors. During 1997, CSI purchased approximately 94 homes for a cost of $2.2 million. In certain instances, the Company finances the purchase of these homes with Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is also affiliated with the same director . As of December 31, 1997 the Company has a payable to Vanderbilt for $656,000.

In addition, when CSI sells these homes, the purchaser often finances them with Vanderbilt. In certain cases, Vanderbilt has recourse to the Company if these loans are not repaid. As of December 31, 1997 there is a total of $11.7 million of such amounts that are recourse to the Company.

As of December 31, 1997 the Company has a receivable of $3.3 million from a partnership with which several officers of the Company are affiliated. The partnership owns a manufactured home community property that the Company has the option to purchase. The receivable is collateralized by the property and was approved by the directors of the Company who have no interest in the partnership.

12. Extraordinary Item - Early Extinguishment of Debt:

The extraordinary charge in the accompanying statements of income represent prepayment penalties and certain other related costs incurred in connection with the early extinguishment of debt.

13. Contingencies:

The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Company, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

Several claims and legal actions arising from the normal course of business, none of which are environmental related matters, have been asserted against the Company, and are pending final resolution. Although the amount of liability at December 31, 1997, if any, with respect to these matters is not determinable, in the opinion of management, none of these matters will be material to future results of operations, financial condition or cash flows of the Company.

                            CHATEAU COMMUNITIES, INC.

                                     -------


14. Quarterly Financial Information (Unaudited):

The following is quarterly financial information for the years ended December 31, 1997 and 1996; (Amounts in thousands except per share data.)

                                            First        Second           Third         Fourth
                                           Quarter       Quarter         Quarter        Quarter
                                           March 31,     June 30,      September 30,  December 31,
                                           ---------     --------      -------------  ------------
  1997
Total revenues                             $29,376        $35,600        $36,560        $36,633
                                           =======        =======        =======        =======
Operating income (a)                       $17,693        $21,264        $21,395        $21,764
                                           =======        =======        =======        =======
Income before minority interest            $ 5,588        $ 6,123        $ 5,670        $ 7,307
Minority interest in income of
  Operating Partnership                      1,133            560            557            736
                                           -------        -------        -------        -------
Net income                                 $ 4,455        $ 5,563        $ 5,113        $ 6,571
                                           =======        =======        =======        =======
Weighted average common shares
  outstanding                               18,720         25,253         25,308         25,473
                                           =======        =======        =======        =======
Weighted average common shares
  and OP Units outstanding                  23,480         28,009         28,064         28,242
                                           =======        =======        =======        =======

Net income per share - basic (b)           $   .24        $   .22        $   .20        $   .25
                                           =======        =======        =======        =======
Net income per share - diluted (b)         $   .24        $   .22        $   .20        $   .25
                                           =======        =======        =======        =======

  1996
Total revenues                             $16,391        $16,829        $16,983        $17,181
                                           =======        =======        =======        =======
Operating income (a)                       $10,132        $ 9,685        $ 9,992        $10,705
                                           =======        =======        =======        =======
Income before majority interest            $ 4,321        $ 3,599        $ 3,955        $ 4,225
Majority interest in income of
  Operating Partnership                      2,551          2,126          2,340          2,549
                                           -------        -------        -------        -------
Net income                                 $ 1,770        $ 1,473        $ 1,615        $ 1,676
                                           =======        =======        =======        =======
Weighted average common shares
  outstanding                                6,097          6,099          6,100          5,793
                                           =======        =======        =======        =======
Weighted average common shares
  and OP Units outstanding                  14,887         14,896         14,936         14,630
                                           =======        =======        =======        =======

Net income per share -  basic (b)          $   .29        $   .24        $   .26        $   .29
                                           =======        =======        =======        =======
Net income per share - diluted (b)         $   .29        $   .24        $   .26        $   .29
                                           =======        =======        =======        =======

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

                            CHATEAU COMMUNITIES, INC.

                                     -------

15. Subsequent Events:

In January 1998, the Company completed the acquisition of 16 properties, in Connecticut, South Carolina, and Florida, containing approximately 2,333 homesites and 1,359 park/model RV sites, for a total of approximately $55.4 million. These acquisitions were financed by $33.7 million in borrowings under the Company's line of credit, the issuance of 412,480 OP Units and $5.7 million in cash available from the proceeds of the December 1997 Debt Offering. Nine of the above communities, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long-term ground leases.

In February 1998, the Company received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were used to reduce outstanding balances under the Company's line of credit from the January 1998 acquisitions and for the March 1998 acquisitions.

In March 1998, the Company completed the acquisition of 6 properties, 1 in Michigan and 5 in Indiana, containing approximately 1,500 homesites, for a total of approximately $36.7 million. These acquisitions were financed by the issuance of common stock in February 1998 and by borrowings on the Company's line of credit. In addition, CSI purchased a 60 percent interest in three retail sales centers in Indiana, for approximately $1.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 21, 1998.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 21, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 21, 1998

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 21, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    Financial Statements

            Report of Independent Accountants

            Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

            Consolidated Balance Sheets as of December 31, 1997 and 1996

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

      2.    Financial Statement Schedule

            III - Real Estate and Accumulated Depreciation

      3.    Exhibits

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

                        Exhibit Description
                        -------------------

3(i)                    (a)(c) Chateau Communities, Inc. Amended and Restated
                        Articles of Incorporation
3(ii)                   (b)(e) Chateau Communities, Inc. Amended and Restated
                        Bylaws
4.1                     (b) Form of Stock Certificate
4.2(i)                  (f) Indenture dated as of December 19, 1997 between CP
                        Limited Partnership and The First National Bank of
                        Chicago, as supplemented
4.2(ii)                 (f) First Supplemental Indenture dated as of December
                        19, 1997 between CP Limited Partnership and The First
                        National Bank of Chicago related to the $100,000,000
                        MadatOry Par Put Remarketed Securities(SM)
                        ("MOPPRS(SM)") due December 10, 2014.
4.2(iii)                (f) Remarketing Agreement dated as of December 23, 1997
                        among Chateau Communities, Inc., CP Limited Partnership
                        and the "Remarketing Dealer" named therein.
4.3*                    $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP
                        Limited Partnership.
4.4*                    Note Purchase Agreement dated as of November 4, 1996,
                        between Pacific Mutual and ROC Communities, Inc. for
                        $70,000,000 in Senior Notes due November 4, 2003
4.5*                    Deed to secure Debt and Security Agreement from ROCF,
                        Inc. to Pacific Mutual, dated as of August 25, 1993
10.1                    (h) Amended and Restated Agreement of Limited
                        Partnership of CP Limited Partnership dated January 22,
                        1997.
10.2                    (b) Lease of 19500 Hall Road
10.3                    (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)                 (e) Employment Agreement (McDaniel)
10.4(ii)                (e) Employment Agreement (Kellogg)
10.4(iii)               (e) Employment Agreement (Fischer)
10.4(iv)                (e) Employment Agreement (Grange)
10.4(v)                 (e) Employment Agreement (Davis)
10.5                    (g) Amended and restated agreement and plan of Merger
                        between Chateau Properties, Inc., it's subsidiary and
                        ROC Communities, Inc., dated September 17, 1996.
10.6                    (h)1997 Equity Compensation Plan
10.7                    (b) Long-Term Incentive Stock Plan
21                      (d)List of Subsidiaries of Chateau Communities, Inc.
23                      Consent of Coopers & Lybrand L.L.P.

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

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with the Commission on May 23, 1997.

(d) Incorporated by reference to the exhibits filed with the Company's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to the Company's Quarterly Report on Form 10Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Securities Exchange Commission on December 9, 1997.

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h)   Filed herewith.

b.    Reports on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commision on December 10, 1997 and December 19, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 19th day of March, 1998.

                                   CHATEAU COMMUNITIES, INC.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 1998.

        Signature                                   Title
        ---------                                   -----


/s/ John Boll                             Chairman of the Board of Directors
------------------------------
John A. Boll

/s/ C.G. Kellogg                          Director and President
------------------------------
C.G. Kellogg

/s/ Gary P. McDaniel                      Director and Chief Executive Officer
------------------------------
Gary P. McDaniel

/s/ Edward R. Allen                       Director
------------------------------
Edward R. Allen

/s/ Gebran S. Anton, Jr.                  Director
------------------------------
Gebran S. Anton, Jr.

/s/ James L. Clayton                      Director
------------------------------
James L. Clayton

/s/ Steven G. Davis                       Director
------------------------------
Steven G. Davis

/s/ James M. Hankins                      Director
------------------------------
James M. Hankins

/s/ Rhonda Hogan                          Director
------------------------------
Rhonda Hogan

/s/ James M. Lane                         Director
------------------------------
James M. Lane

/s/ Donald E. Miller                      Director
------------------------------
Donald E. Miller

                            CHATEAU COMMUNITIES, INC.

                          FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      for the year ended December 31, 1997

                            CHATEAU COMMUNITIES, INC.

                          FINANCIAL STATEMENT SCHEDULE

                                                                           Pages
                                                                           -----

III. Real Estate and Accumulated Depreciation................................F-2


No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's financial statements or notes thereto.

                            CHATEAU COMMUNITIES, INC.
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      for the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -------------------------
Algoma                        Algoma Township, MI                          60                            66          1,951
Anchor Bay                    Ira Township, MI                            432         80              2,877         14,482
Atlanta Meadows               Atlanta, GA                         554     625        435                  -             11
Audubon                       Orlando, FL                                 281        296                  2          2,907
Avon                          Rochester Hills, MI                         621        484                640          6,946
Bermuda Palms                 Indio, CA                                 1,291      2,477                 -              50
Breazeale                     Laramie, WY.                      1,094     251      1,618                 -              11
Buena Vista                   Fargo, ND                                   713      6,248                 -              58
Butler Creek                  Augusta, GA                               1,238      2,309                 -              53
Camden Point                  Kingsland, GA                               466      1,701                 -              21
Casa Linda                    Las Vegas, NV.                      849     586      1,659                 -              31
Castlewood Estates            Mabelton, GA                                656      2,918                 -              95
Casual Estates                Syracuse, NY                      9,208   2,135     14,324                 -             145
Cedar Knolls                  Minneapolis, MN                           1,217     11,006                 -              43
Central Office                Englewood, CO                                -          -                  80          4,081
Chesterfield                  Chesterfield Township, MI                   405         -                 262          2,051
Chestnut Creek                Davison, MI                                 274         -                  -           3,280
Cimarron Park                 St. Paul, MN                              1,424     12,882                 -             128
Clinton                       Clinton Township, MI                        989         -                 430          5,415
Coach Royale                  Boise, ID                                   197      1,065                                11
Colonial                      Kalamazoo, MI                               816        195                  4          7,533
Colonial Coach                Riverdale, GA                             1,052      4,277                 -              60
Colony Cove                   Ellenton, FL                              5,683     28,256                 -             129
Columbia Heights              Grand Forks, ND                             588      5,282                 -              47
Conway Circle                 Orlando, FL                         931     544        864                 -               3
Conway Plantation             Conway, SC                                  428      3,696                 -              -
Country Estates               Spring Lake Township, MI                     30         -                  -           1,810
Countryside Great Falls       Great Falls, MT                     629     361      1,650                 -             (36)
Countryside Village Denver    Denver, CO                                1,459      4,384                 -              33
Countryside Village Jackson.  Jacksonville, FL                            962      4,796                 -             110
Countryside Village Longmont  Longmont, CO                              1,481      4,455                 -              12
Cranberry Lake                White Lake Township, MI                     432        220                 -           2,748
Crestview                     Stillwater, OK                      689     362        963                 -             (28)
Crystal Lake                  Zephryhills, FL                           1,323      2,239                 -             119
Del Tura                      Fort Myers, FL                   32,747   4,360     50,508                420          3,120
Eagle Creek                   Tyler, TX                                 1,291      1,761                299            277
Eastridge                     San Jose, CA                              2,476      4,671                 -               5
Eldorado                      Daytona Bch, FL                     967     408      1,248                 -              22
Emerald Lake                  Punta Gorda, FL                             399      1,150                 -             224
Fairways Country Club         Orlando, FL                                 955      5,823                  8          1,553
Ferrand Estates               Wyoming, MI                                 257      1,579                 -             219
Forest Lake Estates           Spring Lake Township, MI                    414      2,293                 18            368


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   ---------------------------------------
Algoma                        Algoma Township, MI                126      1,951      2,077       758            1974(C)
Anchor Bay                    Ira Township, MI                 3,309     14,562     17,871     6,542            1968(C)
Atlanta Meadows               Atlanta, GA                        625        446      1,071        20            08/25/93(A)
Audubon                       Orlando, FL                        283      3,203      3,486     1,521            1988(A)
Avon                          Rochester Hills, MI              1,261      7,430      8,691     4,778            1988(A)
Bermuda Palms                 Indio, CA                        1,291      2,527      3,818        87            08/29/94(A)
Breazeale                     Laramie, WY.                       251      1,629      1,880        50            08/25/93(A)
Buena Vista                   Fargo, ND                          713      6,306      7,019       847            1994(A)
Butler Creek                  Augusta, GA                      1,238      2,362      3,600        84            08/25/93(A)
Camden Point                  Kingsland, GA                      466      1,722      2,188        59            08/25/93(A)
Casa Linda                    Las Vegas, NV.                     586      1,690      2,276        58            08/25/93(A)
Castlewood Estates            Mabelton, GA                       656      3,013      3,669       106            2/1/97(A)
Casual Estates                Syracuse, NY                     2,135     14,469     16,604       598             08/25/93(A)
Cedar Knolls                  Minneapolis, MN                  1,217     11,049     12,266     1,514            1994(A)
Central Office                Englewood, CO                       80      4,081      4,161       974
Chesterfield                  Chesterfield Township, MI          667      2,051      2,718     1,576            1969(C)
Chestnut Creek                Davison, MI                        274      3,280      3,554       241            1996(A)
Cimarron Park                 St. Paul, MN                     1,424     13,010     14,434     1,768            1994(A)
Clinton                       Clinton Township, MI             1,419      5,415      6,834     4,440            1969(C)
Coach Royale                  Boise, ID                          197      1,076      1,273        43            01/01/94(A)
Colonial                      Kalamazoo, MI                      820      7,728      8,548     4,766            1985(A)
Colonial Coach                Riverdale, GA                    1,052      4,337      5,389       157            2/1/97(A)
Colony Cove                   Ellenton, FL                     5,683     28,385     34,068       992            08/02/94(A)
Columbia Heights              Grand Forks, ND                    588      5,329      5,917       711            1994(A)
Conway Circle                 Orlando, FL                        544        867      1,411        30            08/25/93(A)
Conway Plantation             Conway, SC                         428      3,696      4,124       140            2/1/97(A)
Country Estates               Spring Lake Township, MI            30      1,810      1,840     1,206            1974(C)
Countryside Great Falls       Great Falls, MT                    361      1,614      1,975        58            08/25/93(A)
Countryside Village Denver    Denver, CO                       1,459      4,417      5,876       156            08/25/93(A)
Countryside Village Jackson.  Jacksonville, FL                   962      4,906      5,868       175            08/25/93(A)
Countryside Village Longmont  Longmont, CO                     1,481      4,467      5,948       160            08/25/93(A)
Cranberry Lake                White Lake Township, MI            432      2,968      3,400     1,636            1986(A)
Crestview                     Stillwater, OK                     362        935      1,297        28            08/25/93(A)
Crystal Lake                  Zephryhills, FL                  1,323      2,358      3,681       100            2/1/1997(A)
Del Tura                      Fort Myers, FL                   4,780     53,628     58,408     6,975            1994(A)
Eagle Creek                   Tyler, TX                        1,590      2,038      3,628        80            2/1/97(A)
Eastridge                     San Jose, CA                     2,476      4,676      7,152       164            08/29/94(A)
Eldorado                      Daytona Bch, FL                    408      1,270      1,678        42            08/25/93(A)
Emerald Lake                  Punta Gorda, FL                    399      1,374      1,773       600            1988(A)
Fairways Country Club         Orlando, FL                        963      7,376      8,339     4,774            1979(A)(C)
Ferrand Estates               Wyoming, MI                        257      1,798      2,055     1,439            1989(A)
Forest Lake Estates           Spring Lake Township, MI           432      2,661      3,093       427            1994(A)

                            CHATEAU COMMUNITIES, INC.
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      for the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -------------------------
Foxhall Village               Raleigh, NC                                 521      5,283                 -             383
Foxwood Farms                 Ocala, FL                                   691      1,502                 -              74
Friendly Village              Greely, CO                                  523      2,702                 (5)            87
Gold Tree                     Bradenton, FL                             1,285      3,850                 -              65
Golden Citrus/
 Homestead Ranch              McAllen, TX                        500      195      1,108                 -             124
Golden Valley                 Douglasville, TX                            254        800                 -             143
Grand Blanc                   Grand Blanc, MI                           1,749         -                 289          7,435
Hickory Knoll                 Indianapolis, IN                 3,029      356      2,669                 -               6
Hidden Valley                 Orlando, FL                                 492      5,714                 -              49
Hillcrest                     Rockland, MA                                236      1,285                 -              -
Holiday Estates               Byron Township, MI                           93         -                  -           1,696
Howell                        Howell, MI                                  345                           151          2,683
Hunters Chase                 Lima, OH                                    921       1246                  -             127
Jade Isle                     Orlando, FL                        863      273      1,076                 -               3
Knoll Terrace                 Salem, OR                        1,986    1,379      2,050                 -              20
La Quinta Ridge               Indio, CA                                 1,013      1,873                 -             267
Lake in the Hills             Auburn Hills, MI                            952      6,389                 -              20
Lakeland Harbor               Lakeland, FL                                875         -                  -           3,272
Lakeland Junction             Lakeland, FL                                471        972                  1            108
Lakes at Leesburg             Leesburg, FL                              1,178         -                  39          3,398
Lakewood                      Davenport, LA                      892      442      1,210                 -             188
Land O'Lakes                  Orlando, FL                      1,416      472      2,507                 -               7
Landmark Village              Fairburn, GA                              2,539      4,352                 -              85
Leisure Woods - Rockland      Rockland, MA                                831     14,326                 -              -
Leisure Woods - Tauton        Tauton, MA                                  256      2,780                 -              -
Leisure World                 Weslaco, TX                                 228      1,639                 -              35
Leonard Gardens               Walker, MI                                   94         -                 247          3,261
Macomb                        Macomb Township, MI             15,972    1,459         -               2,173         16,348
Maintenance                   Clinton, Township, MI                        -          -                  -             248
Maple Grove                   Boise, ID                        1,139      702      2,384                 -               9
Maple Ridge                   Manteno, IL                                 126         -                  -           1,455
Maple Valley                  Manteno, IL                                 338         -                  -           3,897
Mariwood                      Indianapolis, IN                 2,138      324      2,415                                51
Marnelle                      Fayetteville, GA                 1,209      464      2,635                 -             319
Marysville Meadows/
 Eagle Point                  Seattle, WA                      2,738    1,048      3,514                 -              -
Meadow Park                   Fargo, ND                                   133      1,183                 -              15
Meadowbrook                   Ithaca, NY                       1,849      291      4,029                 -              18
Midway Estates                Vero Bch., FL                    1,841    1,313      2,095                  2             32
Mobet/Falcon Farms            Moline, IL                         801      295      1,576                 -             198
Mobiland                      Melbourne, FL                    1,942    1,247      2,238                 -              20
Mobile Village/The Homestead  McAllen, TX                        672      100        742                 -             161
Mosby's Point                 Florence, KY                     1,201      608      1,574                 -               7


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   --------------------------------------
Foxhall Village               Raleigh, NC                        521      5,666     6,187      203              2/1/97(A)
Foxwood Farms                 Ocala, FL                          691      1,576     2,267       53              07/26/94(A)
Friendly Village              Greely, CO                         518      2,789     3,307       98              01/18/94(A)
Gold Tree                     Bradenton, FL                    1,285      3,915     5,200      121              11/23/93(A)
Golden Citrus/
 Homestead Ranch              McAllen, TX                        195      1,232     1,427       50              2/1/97(A)
Golden Valley                 Douglasville, TX                   254        943     1,197       35              2/1/97(A)
Grand Blanc                   Grand Blanc, MI                  2,038      7,435     9,473    1,807              1990(C)
Hickory Knoll                 Indianapolis, IN                   356      2,675     3,031       98              08/25/93(A)
Hidden Valley                 Orlando, FL                        492      5,763     6,255      491              1995(A)
Hillcrest                     Rockland, MA                       236      1,285     1,521        3              11/5/97(A)
Holiday Estates               Byron Township, MI                  93      1,696     1,789    1,112              1984(C)
Howell                        Howell, MI                         496      2,683     3,179    2,177              1972(C)
Hunters Chase                 Lima, OH                           921      1,373     2,294       54              2/1/97(A)
Jade Isle                     Orlando, FL                        273      1,079     1,352       36              08/25/93(A)
Knoll Terrace                 Salem, OR                        1,379      2,070     3,449       72              08/25/93(A)
La Quinta Ridge               Indio, CA                        1,013      2,140     3,153       65              08/29/94(A)
Lake in the Hills             Auburn Hills, MI                   952      6,409     7,361    1,120              1994(A)
Lakeland Harbor               Lakeland, FL                       875      3,272     4,147    2,139              1983(C)
Lakeland Junction             Lakeland, FL                       472      1,080     1,552      768              1981(C)
Lakes at Leesburg             Leesburg, FL                     1,217      3,398     4,615    1,908              1984(C)
Lakewood                      Davenport, LA                      442      1,398     1,840       49              08/25/93(A)
Land O'Lakes                  Orlando, FL                        472      2,514     2,986       88              08/25/93(A)
Landmark Village              Fairburn, GA                     2,539      4,437     6,976      161              07/15/94(A)
Leisure Woods - Rockland      Rockland, MA                       831     14,326    15,157       30              11/5/97(A)
Leisure Woods - Tauton        Tauton, MA                         256      2,780     3,036        6              11/5/97(A)
Leisure World                 Weslaco, TX                        228      1,674     1,902       58              05/06/94(A)
Leonard Gardens               Walker, MI                         341      3,261     3,602    1,119              1987(C)
Macomb                        Macomb Township, MI              3,632     16,348    19,980    7,953              1973(C)
Maintenance                   Clinton, Township, MI               -         248       248      180              2/1/97(A)
Maple Grove                   Boise, ID                          702      2,393     3,095       84              08/25/93(A)
Maple Ridge                   Manteno, IL                        126      1,455     1,581      109              2/1/97(A)
Maple Valley                  Manteno, IL                        338      3,897     4,235      288              2/1/97(A)
Mariwood                      Indianapolis, IN                   324      2,466     2,790       87              08/25/93(A)
Marnelle                      Fayetteville, GA                   464      2,954     3,418      118              2/1/97(A)
Marysville Meadows/
 Eagle Point                  Seattle, WA                      1,048      3,514     4,562      123              08/25/93(A)
Meadow Park                   Fargo, ND                          133      1,198     1,331      160              1994(A)
Meadowbrook                   Ithaca, NY                         291      4,047     4,338      118              08/25/93(A)
Midway Estates                Vero Bch., FL                    1,315      2,127     3,442       74              08/25/93(A)
Mobet/Falcon Farms            Moline, IL                         295      1,774     2,069       57              08/25/93(A)
Mobiland                      Melbourne, FL                    1,247      2,258     3,505       79              08/25/93(A)
Mobile Village/The Homestead  McAllen, TX                        100        903     1,003       32              2/1/97(A)
Mosby's Point                 Florence, KY                       608      1,581     2,189       56              08/25/83(A)

                            CHATEAU COMMUNITIES, INC.
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      for the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -------------------------
Norton Shores                 Norton Shores, MI                3,435      103         -                118           4,724
Novi                          Novi, MI                                    896         -                393           4,794
Oak Grove                     Albany, GA                         416      418        764                -               15
Oak Hill                      Groveland Township, MI           1,216      115      2,165                -            3,996
Oak Orchard                   Albion, NY                                  701      3,425                -               14
Oak Springs                   Sorrento, FL                                206      1,461                 2             312
Oakwood Forest                Greensboro, NC                            1,111      3,843                -              136
Old Orchard                   Davison, MI                                 211        182                -            2,618
One Hundred Oaks              Fultondale, AL                              345      1,839                -                5
Orange Lake                   Clermont, FL                                246         85                 1           1,994
Orion                         Orion Township, MI                          423        198                -            4,529
Palm Beach Colony             West Palm Beach, FL                         691      1,962                -               98
Paradise Village              Albany, GA                         492      340        918                -                7
Pedaler's Pond                Lake Wales, FL                              350        285                -            2,314
Pendleton                     Indianapolis, IN                   634      122        964                -                2
Pine Lakes Ranch              Thorton,CO                                2,463     10,099                34             202
Pinecrest Village             Shreveport, LA                               93        719                -              420
Pinellas Cascades             Clearwater, FL                   2,169    1,747      2,313                -               (2)
Presidents Park               Grand Forks, ND                             258      1,283                -               22
Redwood Estates               Thorton,CO                                2,473     10,044                -               81
Regency Lakes                 Winchester, VA                            1,176      3,705                -              916
Riverview                     Portland, OR                     1,429      537      1,942                -               29
Rolling Hills                 Louisville, KY                     736      342      1,034                -                9
Rosemount Woods               Minneapolis/St. Paul, MN                    475      4,297                -                6
Royal Estates                 Kalamazoo, MI                      190    1,015      2,475                -               24
Science City                  Midland, MI                      1,496      870      1,760                -               45
Shenandoah                    Boise, ID                                   443      2,528                -                3
Skyway                        Indianapolis, IN                 1,207      178      1,366                -                8
Southwind                     Naples, FL                       2,619    1,476      3,463                -               45
Springfield Farms             Brookline, MO                             1,698      2,157                -            1,491
Starlight Ranch               Orlando, FL                               5,597      8,859                -               36
Stonegate, LA                 Shreveport, LA                     455      160        642                -               89
Terrace Heights               Dubuque, IA                      1,686      919      2,413                -                8
The Colony                    Rancho Mirage, CA                         2,259      4,745                -               30
The Glen                      Rockland, MA                                261        252                -               -
The Orchard                   Sanat Rosa, CA                            2,794      6,363                -                8
Torrey Hills                  Flint, MI                                   346        205                 1           4,271
Town & Country, FL            Orlando, FL                        458      245        896                -                7
Trails End                    Weslaco, TX                                 260      1,804                -               40
Twenty-Nine Pines             St. Paul, MN                                317      2,871                -               17
Twin Pines                    Goshen, IN                       1,078      197      1,934                -               26
Vance                         Columbus, OH                       670      200        993                -               19


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   --------------------------------------
Norton Shores                 Norton Shores, MI                  221       4,724      4,945     2,557           1978(C)
Novi                          Novi, MI                         1,289       4,794      6,083     4,595           1973(C)
Oak Grove                     Albany, GA                         418         779      1,197        26           08/25/93(A)
Oak Hill                      Groveland Township, MI             115       6,161      6,276     2,977           1983(A)
Oak Orchard                   Albion, NY                         701       3,439      4,140       129           2/1/97(A)
Oak Springs                   Sorrento, FL                       208       1,773      1,981     1,254           1981(A)
Oakwood Forest                Greensboro, NC                   1,111       3,979      5,090       139           08/25/93(A)
Old Orchard                   Davison, MI                        211       2,800      3,011     1,340           1988(A)
One Hundred Oaks              Fultondale, AL                     345       1,844      2,189        30           2/1/97(A)
Orange Lake                   Clermont, FL                       247       2,079      2,326       905           1988(A)
Orion                         Orion Township, MI                 423       4,727      5,150     2,687           1986(A)
Palm Beach Colony             West Palm Beach, FL                691       2,060      2,751       655           1983(A)
Paradise Village              Albany, GA                         340         925      1,265        31           08/25/93(A)
Pedaler's Pond                Lake Wales, FL                     350       2,599      2,949     1,056           1990(A)
Pendleton                     Indianapolis, IN                   122         966      1,088        33           08/25/93(A)
Pine Lakes Ranch              Thorton,CO                       2,497      10,301     12,798       378           2/1/97(A)
Pinecrest Village             Shreveport, LA                      93       1,139      1,232        35           2/1/97(A)
Pinellas Cascades             Clearwater, FL                   1,747       2,311      4,058        78           08/25/93(A)
Presidents Park               Grand Forks, ND                    258       1,305      1,563        47           01/01/94(A)
Redwood Estates               Thorton,CO                       2,473      10,125     12,598       374           2/1/97(A)
Regency Lakes                 Winchester, VA                   1,176       4,621      5,797       168           2/1/97(A)
Riverview                     Portland, OR                       537       1,971      2,508        68           08/25/93(A)
Rolling Hills                 Louisville, KY                     342       1,043      1,385        37           08/25/93(A)
Rosemount Woods               Minneapolis/St. Paul, MN           475       4,303      4,778       575           1994(A)
Royal Estates                 Kalamazoo, MI                    1,015       2,499      3,514        91           08/25/93(A)
Science City                  Midland, MI                        870       1,805      2,675        63           08/25/93(A)
Shenandoah                    Boise, ID                          443       2,531      2,974        86           05/06/94(A)
Skyway                        Indianapolis, IN                   178       1,374      1,552        48           08/25/93(A)
Southwind                     Naples, FL                       1,476       3,508      4,984       120           08/25/93(A)
Springfield Farms             Brookline, MO                    1,698       3,648      5,346        95           2/1/97(A)
Starlight Ranch               Orlando, FL                      5,597       8,895     14,492       319           2/1/97(A)
Stonegate, LA                 Shreveport, LA                     160         731        891        20           08/25/93(A)
Terrace Heights               Dubuque, IA                        919       2,421      3,340        86           08/25/93(A)
The Colony                    Rancho Mirage, CA                2,259       4,775      7,034       160           09/02/94(A)
The Glen                      Rockland, MA                       261         252        513        -            11/5/97(A)
The Orchard                   Sanat Rosa, CA                   2,794       6,371      9,165       200           08/29/94(A)
Torrey Hills                  Flint, MI                          347       4,476      4,823     2,379           1987(A)
Town & Country, FL            Orlando, FL                        245         903      1,148        30           08/25/93(A)
Trails End                    Weslaco, TX                        260       1,844      2,104        60           05/06/94(A)
Twenty-Nine Pines             St. Paul, MN                       317       2,888      3,205       392           1994(A)
Twin Pines                    Goshen, IN                         197       1,960      2,157        70           08/25/93(A)
Vance                         Columbus, OH                       200       1,012      1,212        29           08/25/93(A)

                            CHATEAU COMMUNITIES, INC.
             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the year ended December 31, 1997
                                 (in thousands)

                                                                                                      Cost Capitalized
                                                                                                 Subsequent to Acquisition
                                                                      Initial Cost to Company          (Improvements)
                                                                      -----------------------    -----------------------------
                                                                           Building &                    Building &
      Community                     Location              Encumbrance    Land    Fixtures              Land       Fixtures
---------------------------------------------------------------------------------------------    -----------------------------
Villa                         Flint, MI                                   135        332                (6)              2,713
Whispering Pines              Clearwater, FL                    4,165   4,208      4,071                -                   18
Willo Arms                    Cleveland, OH                     1,563     473      2,146                -                   15
Winter Haven Oaks             Winter Haven, FL                            490        705               362               1,305
Yorktowne                     Sharonville, OH                           2,130      6,311                                   145
Difference between allocated
   purchase price and
   historical cost of
   properties acquired in
   the ROC Acquistion                                                                                  959             180,377
                                                             ======== =======    =======             =====             =======
                                                              113,970 109,567    392,348             9,867             324,393
                                                             ======== =======    =======             =====             =======


                                                                Gross Amount
                                                            Carried at Close of
                                                               Period 12/31/97
                                                            -------------------                                 Date of
                                                                  Building &                 Accumulated        Construction (C)
      Community                     Location                    Land   Fixtures     Total    Depreciation       Acquisition (A)
------------------------------------------------------------------------------------------   --------------------------------------
Villa                         Flint, MI                         129       3,045      3,174      2,033           1984(A)
Whispering Pines              Clearwater, FL                  4,208       4,089      8,297         62           08/25/93(A)
Willo Arms                    Cleveland, OH                     473       2,161      2,634         77           08/25/93(A)
Winter Haven Oaks             Winter Haven, FL                  852       2,010      2,862        890           1988(A)(C)
Yorktowne                     Sharonville, OH                 2,130       6,456      8,586        242           2/1/97(A)
Difference between allocated
   purchase price and
   historical cost of
   properties acquired in
   the ROC Acquistion                                           959     180,378    181,337     10,269
                                                            =======     =======    =======    =======
                                                            119,434     716,741    836,175    112,314
                                                            =======     ========   ========   ========

                                  SCHEDULE III
                                    Continued

                            CHATEAU COMMUNITIES, INC.

               REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                                     -------

The changes in total real estate for the years ended December 31, 1997 and 1996 and 1995 are as follows:

                                           1997           1996           1995
                                           ----           ----           ----
Balance, beginning of year              $ 300,631      $ 276,423      $ 266,833
Acquisitions                              525,625         19,531          6,922
Improvements                               13,250          4,731          2,670
Dispositions and other                     (3,331)           (54)            (2)
                                        ---------      ---------      ---------

Balance, end of year                    $ 836,175      $ 300,631      $ 276,423
                                        =========      =========      =========

The change in accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997           1996           1995
                                        ---------      ---------      ---------
Balance, beginning of year              $  81,293      $  69,868      $  58,856
Depreciation for the period                31,103         11,452         11,014
Disposition and other                         (82)           (27)            (2)
                                        ---------      ---------      ---------

Balance, end of year                    $ 112,314      $  81,293      $  69,868
                                        =========      =========      =========

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

3(i)                    (a)(c) Chateau Communities, Inc. Amended and Restated
                        Articles of Incorporation
3(ii)                   (b)(e) Chateau Communities, Inc. Amended and Restated
                        Bylaws
4.1                     (b) Form of Stock Certificate
4.2(i)                  (f) Indenture dated as of December 19, 1997 between CP
                        Limited Partnership and The First National Bank of
                        Chicago, as supplemented
4.2(ii)                 (f) First Supplemental Indenture dated as of December
                        19, 1997 between CP Limited Partnership and The First
                        National Bank of Chicago related to the $100,000,000
                        MadatOry Par Put Remarketed Securities(SM)
                        ("MOPPRS(SM)") due December 10, 2014.
4.2(iii)                (f) Remarketing Agreement dated as of December 23, 1997
                        among Chateau Communities, Inc., CP Limited Partnership
                        and the "Remarketing Dealer" named therein.
4.3*                    $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP
                        Limited Partnership.
4.4*                    Note Purchase Agreement dated as of November 4, 1996,
                        between Pacific Mutual and ROC Communities, Inc. for
                        $70,000,000 in Senior Notes due November 4, 2003
4.5*                    Deed to secure Debt and Security Agreement from ROCF,
                        Inc. to Pacific Mutual, dated as of August 25, 1993
10.1                    (h) Amended and Restated Agreement of Limited
                        Partnership of CP Limited Partnership dated January 22,
                        1997.
10.2                    (b) Lease of 19500 Hall Road
10.3                    (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)                 (e) Employment Agreement (McDaniel)
10.4(ii)                (e) Employment Agreement (Kellogg)
10.4(iii)               (e) Employment Agreement (Fischer)
10.4(iv)                (e) Employment Agreement (Grange)
10.4(v)                 (e) Employment Agreement (Davis)
10.5                    (g) Amended and restated agreement and plan of Merger
                        between Chateau Properties, Inc., it's subsidiary and
                        ROC Communities, Inc., dated September 17, 1996.
10.6                    (h)1997 Equity Compensation Plan
10.7                    (b) Long-Term Incentive Stock Plan
21                      (d)List of Subsidiaries of Chateau Communities, Inc.
23                      Consent of Coopers & Lybrand L.L.P.

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

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with the Commission on May 23, 1997.

(d) Incorporated by reference to the exhibits filed with the Company's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to the Company's Quarterly Report on Form 10Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Securities Exchange Commission on December 9, 1997.

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h)   Filed herewith.