Form 10-Q
period 1998-03-31
CHATEAU COMMUNITIES INC
filed 1998-05-15
CIK 912393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-12496


                            CHATEAU COMMUNITIES, INC.
             (Exact name of Registrant as specified in its charter)



                  MARYLAND                               38-3132038
       (State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation or organization)

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, on May 8, 1998 was 27,295,892 shares.

                            CHATEAU COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                 Page Number
                                                                                                 -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three
                  Months Ended March 31, 1998 and 1997                                                 1
         Condensed Consolidated Balance Sheets as of March 31, 1998 and
                  December 31, 1997                                                                    2
         Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1998 and 1997                                                        3
         Notes to Condensed Consolidated Financial Statements                                         4-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                          8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   12

PART II. OTHER INFORMATION                                                                            13

SIGNATURES                                                                                            14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CHATEAU COMMUNITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                  ----------------------
                                                    1998          1997
                                                  --------      --------
Revenues:
    Rental income                                 $ 39,093      $ 28,908
    Management fee, interest and other income        1,112           468
                                                  --------      --------
                                                    40,205        29,376

Expenses:
    Property operating and maintenance              11,076         8,008
    Real estate taxes                                2,955         2,129
    Depreciation and amortization                    9,109         6,677
    Administrative                                   2,150         1,546
    Interest and related amortization                7,546         5,428
                                                  --------      --------
                                                    32,836        23,788
                                                  --------      --------

Income before minority interest                      7,369         5,588

Minority interest in Operating Partnership            (779)       (1,133)
                                                  --------      --------

    Net income                                    $  6,590      $  4,455
                                                  ========      ========

Basic earnings per common share                   $    .25      $    .24
                                                  ========      ========

Diluted earnings per common share                 $    .25      $    .24
                                                  ========      ========

Dividend/distribution declared per common
    share/OP Unit outstanding                     $   .455      $    .43
                                                  ========      ========

Weighted average common shares
    outstanding                                     26,370        18,720
                                                  ========      ========

Weighted average common shares
    and OP Units outstanding                        29,486        23,480
                                                  ========      ========



                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                MARCH 31,    DECEMBER 31,
                                              ASSETS                             1998           1997
                                                                               ---------      ---------
Rental property:
    Land                                                                       $ 124,657      $ 111,832
    Land and improvements for expansion sites                                     16,999         14,437
    Depreciable property                                                         790,106        709,906
                                                                               ---------      ---------
                                                                                 931,762        836,175
        Less accumulated depreciation                                            121,302        112,314
                                                                               ---------      ---------

        Net rental property                                                      810,460        723,861

Cash and cash equivalents                                                            441         14,910
Receivables                                                                        2,857          2,936
Notes receivable                                                                   8,124          8,143
Investment in and advances to affiliates                                          33,575         21,646
Prepaid expenses and other assets                                                 10,799         11,242
                                                                               ---------      ---------

             Total assets                                                      $ 866,256      $ 782,738
                                                                               =========      =========

                                             LIABILITIES

Debt                                                                           $ 409,552      $ 387,015
Accounts payable and accrued expenses                                             19,896         19,757
Tenants' security deposits and rents received in advance                           7,554          5,580
Accrued dividends and distributions                                               13,858         12,148
                                                                               ---------      ---------

             Total liabilities                                                   450,860        424,500

Limited partners' interest in Operating Partnership                               42,820         35,272

                                        SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
    authorized; no shares issued or outstanding
Common stock; $.01 par value, 90 million shares authorized;
    27,339,225 and 25,476,172 shares issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively                            274            255
Additional paid-in capital                                                       412,214        356,780
Dividends in excess of accumulated earnings                                      (39,024)       (33,174)
Notes receivable from officers, 49,507 shares                                       (888)          (895)
                                                                               ---------      ---------
             Total shareholders' equity                                          372,576        322,966
                                                                               ---------      ---------

                 Total liabilities and shareholders' equity                    $ 866,256      $ 782,738
                                                                               =========      =========



                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.
                             (DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                --------      --------
Cash Flows from Operating Activities:
   Net income                                                                   $  6,590      $  4,455
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Income attributable to limited partners' interest                               779         1,133
     Depreciation and amortization                                                 9,109         6,677
     Amortization of deferred financing costs                                        186           108
     Decrease (increase) in operating assets                                         244        (6,555)
     Increase in operating liabilities                                             2,113         3,663
                                                                                --------      --------

          Net cash provided by operating activities                               19,021         9,481

Cash flows from financing activities:
   Borrowings on the line of credit                                              (23,145)       (4,485)
   Payments on the line credit                                                    23,145
   Mortgage principal payments                                                      (572)         (267)
   Dividends/distributions to shareholders/OP Unitholders                        (12,144)       (5,871)
   Common shares/OP Units reacquired and retired                                      --       (19,851)
   Proceeds from the issuance of common shares                                    53,924        25,477
   Exercise of common stock options and other financing activities                    99           669
                                                                                --------      --------

          Net cash provided by (used in) financing activities                     41,307        (4,328)

Cash flows from investing activities:
   Acquisition of rental properties                                              (61,168)           --
   Additions to rental property                                                   (1,700)       (3,303)
   Investment in and advances to joint ventures/affiliates                       (11,929)           --
   Payment of merger costs                                                            --        (2,316)
                                                                                --------      --------

          Net cash used in investing activities                                  (74,797)       (5,619)
                                                                                --------      --------

Decrease in cash and cash equivalents                                            (14,469)         (466)

Cash and cash equivalents, beginning of period                                    14,910           586
                                                                                --------      --------
Cash and cash equivalents, end of period                                        $    441      $    120
                                                                                ========      ========

Supplemental cash flow information:
Fair Market Value of OP Units/shares issued in connection with acquisitions     $  9,620      $     98
                                                                                ========      ========



                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.       BASIS OF PRESENTATION AND FORMATION OF COMPANY:

         The accompanying unaudited condensed consolidated financial statements of Chateau Communities, Inc. (the "Company"), a real estate investment trust (REIT), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         On February 11, 1997, the Company completed a strategic merger of equals (the "Merger") with ROC Communities, Inc. ("ROC"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

2.       ACQUISITION OF RENTAL PROPERTIES

         During the first quarter of 1998, the Company completed the following acquisitions:

           Acquisition                        Acquisition                             Purchase
              Date                            and Location                              Price
              ----                            ------------                              -----
                                                                                    (in thousands)

          January 1998      Purchase of 2 communities in South Carolina                  $15,806
                            (961 homesites)

          January 1998      Purchase of 11 manufactured home communities and 3
                            park model/RV communities in Connecticut (4) and
                            Florida (10) (1,372 homesites and 1,359 park
                            model/RV sites)                                              $41,130

          March 1998        Purchase of 6 communities in Indiana (5) and
                            Michigan (1,521 homesites)                                   $36,960
                                                                                         -------
                                                                                         $93,896
                                                                                         =======

                            CHATEAU COMMUNITIES, INC.

                                   ----------


         The purchase price of the acquired communities was paid (in thousands) as follows:

         Borrowings(1)                               $25,000
         Mortgages and other notes                    23,108
         Available cash, net of cash borrowed(2)      36,168
         Issuance of OP units (370,000)(3)             9,620
                                                     -------
               Total purchase price                  $93,896
                                                     =======

         (1) Borrowings were made on the Company's line of credit, which were subsequently repaid with the proceeds received from the issuance of common stock in February 1998.

         (2) Includes the cash remaining from the December 1997 MOPPRS and the February 1998 equity offering.

         (3) Does not include 26,000 units to be issued following closing. The OP Units were issued in private transactions exempt from the registration requirements of the Securities Act of 1933, pursuant to section 4(2) and or Regulation D thereunder.

         As of March 31, 1998, the Company owned 153 communities with an aggregate of 47,654 residential homesites and 1,359 park model/RV sites. In addition, it fee managed 7,200 residential homesites in 33 communities.

3.       COMMON STOCK AND RELATED TRANSACTIONS:

         In February 1998, the Company received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were used to reduce outstanding balances under the Company's line of credit from the January 1998 acquisitions and for the March 1998 acquisitions.

         On February 25, 1998, the Company declared a cash dividend/distribution of $.455 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 1998. The dividend/distribution was paid on April 14, 1998 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of March 31, 1998.

         On November 20, 1997, the Company declared a cash dividend/distribution of $.43 per share/OP Unit to shareholders and OP Unitholders of record as of December 29, 1997. The dividend/distribution was paid on January 15, 1998 and is included in accrued dividends and distributions in the accompanying condensed balance sheet as of December 31, 1997.

                            CHATEAU COMMUNITIES, INC.

                                   ----------


4.       COMMON STOCK AND RELATED TRANSACTIONS CONTINUED:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

(In thousands, except per share data)          FOR THE THREE MONTHS ENDED MARCH 31,
                                               ------------------------------------
                                                        1998        1997
                                                      -------     -------
         Basic EPS:
            Income (1) .....................          $ 7,369     $ 5,588
            Shares (2) .....................           29,486      23,480
            Per Share ......................          $   .25     $   .24

         Diluted EPS:
           Income (1) ......................          $ 7,369     $ 5,588
           Shares (3) ......................           29,822      23,702
           Per Share .......................          $   .25     $   .24

         (1)  Represents income before minority/majority interest

         (2)  Represents the weighted average shares and OP Units outstanding

         (3) Represents the weighted average shares and OP Units outstanding, as well as dilutive stock options

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has no items of other comprehensive income in any period presented in the accompanying interim financial statements.

                            CHATEAU COMMUNITIES, INC.

                                   ----------


5.       DEBT:

         The following table sets forth certain information regarding debt at March 31, 1998.

                                                              Weighted
                                                            Interest Rate     Maturity Date     Principal Balance
                                                            -------------     -------------     -----------------

         Fixed Rate Mortgage Debt                              7.86 %           1998-2011         $   120,414
         Unsecured Senior Notes                                7.46 %           2000-2004             245,000
         Unsecured Lines of Credit                             6.75 %               -                  25,000
         Other notes payable                                   various           various               19,138
                                                                                                  -----------
                                                                                                  $   409,552
                                                                                                  ===========

6.       SUBSEQUENT EVENTS:

         In April 1998, the Company completed the acquisition of 11 manufactured home communities, in Michigan (9) and North Carolina (2), containing approximately 3,000 homesites, for an aggregate purchase price of approximately $76 million. These acquisitions were financed by $45 million in borrowings under the Company's line of credit, the issuance of 551,251 OP Units and the assumption of mortgage debt of $12.5 million with an average interest rate of 7.9 percent. The OP Units were issued in private transactions exempt from the registration requirements of the Securities Act of 1933, pursuant to section 4(2) and or Regulation D thereunder.

         On April 20, 1998, the Company through its operating partnership, CP Limited Partnership, completed the issuance of $75 million of 8.125% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). The proceeds of which were used to pay off the outstanding balances on the Company's line of credit, which were used to finance the acquisition of the properties in April and to pay off the $25 million term loan. The Series A Preferred Units were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

On February 11, 1997, the Company completed a strategic merger of equals (the "Merger") with ROC Communities, Inc. ("ROC"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1998 to three months ended March 31, 1997

For the three months ended March 31, 1998, income before minority interest was $7,369,000, an increase of $1,781,000 from the three months ended March 31, 1997. The increase was due primarily to the Merger and increased net operating income from communities owned by the Company or ROC at the beginning of the 1997 period (Core 1997 Portfolio).

Rental revenue for the three months ended March 31, 1998 was $39,093,000; an increase of $10,185,000 from the three months ended March 31, 1997. The majority of the increase was due to the Merger and the acquisitions in 1997 and the first quarter of 1998. The remaining increase was due to rent increases and occupancy gains in the Company's Core 1997 Portfolio.

Weighted average occupancy for the three months ended March 31, 1998 was 42,684 sites compared with 32,809 sites for the same period in 1997. The occupancy rate was 92 percent on approximately 47,700 sites as of March 31, 1998, compared to
92.3 percent on approximately 43,000 sites as of March 31, 1997. The decrease in the occupancy rate is primarily due to the increase in available sites added through expansions of existing communities and acquisitions of properties with lower occupancy rates that are in some phase of development. The occupancy rate on the stabilized portfolio was 93.5 percent as of March 31, 1998. On a per site basis, weighted average monthly rental revenue for the three months ended March 31, 1998 was $293 compared with $285 in the same period of 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended March 31, 1998 was $296 compared with $281 for the same period in 1997, an increase of 5.3 percent.

Management fee, interest and other income primarily includes management fee income for the management of 33 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates.

Property operating and maintenance expense for the three months ended March 31, 1998 increased by $3,068,000 or 38.4 percent from the same period a year ago. The majority of the increase was due to the Merger and the 1997 and 1998 acquisitions. The remaining increase is due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased 6.3 percent from $81 for the three months ended March 31, 1997 to $87 for the same period in 1998. A portion of this increase is due to the operating expenses related to the properties managed by the Company for a management fee beginning in February 1997.

Real estate taxes for the three months ended March 31, 1998, increased by $826,000 or 38.8 percent from the three months ended March 31, 1997. The increase is due primarily to the Merger and acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted real estate taxes were $23.08 for the three months ended 1998 compared to $21.63 for the same period in 1997. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended March 31, 1998 increased due to the Merger and the Company's increased size. Administrative expense in 1998 was 5.35 percent of revenues as compared to 5.26 percent in 1997.

Interest and related amortization costs increased for the three months ended March 31, 1998 by $2,118,000, as compared with the three months ended March 31, 1997. The increase is attributable to the indebtedness incurred to finance the 1997 and 1998 acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.48 percent in 1998 from approximately
7.57 percent in 1997. The decrease is due primarily to the issuance of $100 million of the Mandatory Par Put Remarketing Securities in December 1997 at an effective rate of 6.44 percent and a lower borrowing rate of 110 basis points over LIBOR on the Company's line of credit.

Depreciation expense for the three months ended March 31, 1998 increased $2.4 million from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19,021,000 for the three months ended March 31, 1998, compared to $9,481,000 for the three months ended March 31, 1997. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash provided by financing activities for the three months ended March 31, 1998 was $41,307,000. This was due primarily to the proceeds received from the issuance of common stock of approximately $53.9 million, offset partially by $12.1 million in dividends and distributions paid to shareholders and OP Unitholders in the first quarter of 1998.

Net cash used in investing activities for the three months ended March 31, 1998 was $74,797,000. This amount represented acquisitions, joint venture investments, capital expenditures and construction and development costs. In the first quarter of 1998, the Company acquired, through three separate portfolio acquisitions, 19 manufactured home communities and three park model/RV communities with a total of 3,854 homesites and 1,359 park model/RV sites. Nine of the properties acquired, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long term ground leases. The Company's total investment of $93.9 million was financed primarily by the assumption of $23.1 million of mortgage and other notes, the issuance of 370,000 OP Units, borrowing under the Company's line of credit and proceeds from the issuance of 1.85 million common shares in February 1998. The proceeds of $53.9 million were used for the above transactions and to repay the Company's line of credit. For the three months ended March 31, 1998, construction and development costs, including joint venture investments were approximately $12.5 million, while recurring property capital expenditures, other than construction and development costs, were approximately $800,000. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

The Company has available two credit facilities with the First National Bank of Chicago and other lenders, consisting of a $25 million term loan and a $75 million revolving line of credit (the "First Chicago Credit Facilities"). The interest rate on the revolving credit facility was reduced to LIBOR plus 110 basis points (from LIBOR plus 150 basis points). In addition, the Company secured a $7.5 million revolving line of credit from Colorado National Bank which bears interest at a rate of LIBOR plus 125 basis points (the "CNB Facility" and, together with the First Chicago Credit Facilities, the "Credit Facilities"). As of March 31, 1998, approximately $25 million was outstanding under the Credit Facilities and the Company had available $82.5 million in additional borrowing capacity.

In December 1997, the Company issued 6.92% Mandatory Par Put Remarketed Securities(SM) ("MOPPRS(SM)") due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, were approximately $102.0 million. The net proceeds from the MOPPRS(SM) were utilized primarily to reduce outstanding balances under the Credit Facilities and to finance acquisitions. The MOPPRS(SM) are rated as "BBB" by Standard & Poor's Rating Service and "Baa3" by Moody's Investors Service.

In connection with the issuance of the MOPPRS(SM), the Company and the Operating Partnership entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS(SM) are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS(SM). Upon the Remarketing Dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS(SM) will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature on the Remarketing Date.

As of March 31, 1998, the Company had outstanding, in addition to the Credit Facilities and the MOPPRS(SM), $145 million of other unsecured senior debt with a weighted average interest rate and maturity of 8.2 percent and 3.75 years, respectively, and $120 million of secured mortgage debt with a weighted average interest rate and maturity of 7.86 percent and 2.5 years, respectively.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the issuance of additional equity or debt securities and the assumption of existing secured or unsecured indebtedness.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

In April 1998, the Company completed the acquisition of 11 manufactured home communities, in Michigan and North Carolina, containing approximately 3,000 homesites, for an aggregate purchase price of approximately $76 million. These acquisitions were financed by $45 million in borrowings under the Company's Credit Facilities, the issuance of 551,251 OP Units and the assumption of mortgage debt of $12.5 million with an average interest rate of 7.9 percent.

On April 20, 1998, the Company through its operating partnership, CP Limited Partnership, completed the issuance of $75 million of 8.125% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). The proceeds of this issuance were used to pay off the outstanding balances on the Company's Credit Facilities, which were used to finance the acquisition of the properties in April and to pay off the $25 million term loan portion of the Credit Facilities.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is designed to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Besides net income, other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company has no items of other comprehensive income in any period presented in the accompanying interim financial statements.

OTHER

Funds from operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income excluding gains (or losses) from debt restructuring and sales of property plus rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                                     For the Quarter
                                                      ended March 31
                                                 ------------------------

                                                     1998            1997
                                                 ------------    --------

Income before minority interest                  $    7,369       $    5,588
Depreciation of rental property                       8,936            6,544
Amortization of other intangibles                       111               77
                                                 ----------       ----------

Funds from operations                            $   16,416       $   12,209
                                                 ==========       ==========


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

The Company agreed to settle the Harbor, Niles, and ZSA actions brought in 1996 for $287,000 plus expenses not to exceed $25,000, subject to court approval. Reimbursement from the Company's directors' and officers' liability insurer, Genesis Insurance, Co., is being pursued in the amount of approximately $1.1 million, which includes the amount of the settlement plus expenses incurred in the course of the defense and settlement of these actions.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters for a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

The Company's Form 8-K filed with the Commission on January 5, 1998. The Company's Form 8-K filed with the Commission on January 6, 1998. The Company's Form 8-K filed with the Commission on January 21, 1998. The Company's Form 8-K filed with the Commission on February 10, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13th day of May, 1998.

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

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

  27.1                    Financial Data Schedule

  27.2                    Restated Financial Data Schedule