Form 10-Q
period 1998-09-30
CHATEAU COMMUNITIES INC
filed 1998-11-17
CIK 912393

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's Common Stock, $0.01par value, on November 11, 1998 was 27,898,801 shares.

                            CHATEAU COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                  Page Number
                                                                                  -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 1998 and 1997 (unaudited)                    1
         Condensed Consolidated Balance Sheets as of September 30, 1998
                  (unaudited) and December 31, 1997                                       2
         Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1998 and 1997 (unaudited)                           3
         Notes to Condensed Consolidated Financial Statements (unaudited)               4-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           8-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      13

PART II. OTHER INFORMATION                                                               14

SIGNATURES                                                                               20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CHATEAU COMMUNITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  ----------------------    ----------------------
                                                    1998         1997         1998         1997
                                                  ---------    ---------    ---------    ---------
Revenues:
     Rental income                                $  42,729    $  35,296    $ 124,036    $  99,020
     Management fee, interest and other income        1,336        1,263        3,983        2,514
                                                  ---------    ---------    ---------    ---------
                                                     44,065       36,559      128,019      101,534

Expenses:
     Property operating and maintenance              12,631       10,846       35,517       28,599
     Real estate taxes                                3,136        2,578        9,162        7,272
     Depreciation and amortization                   10,577        8,968       29,535       24,144
     Administrative                                   1,639        1,740        5,762        5,311
     Interest and related amortization                7,670        6,757       23,226       18,828
                                                  ---------    ---------    ---------    ---------
                                                     35,653       30,889      103,202       84,154
                                                  ---------    ---------    ---------    ---------

Income before minority interests                      8,412        5,670       24,817       17,380

Less income allocated to minority interests:

     Preferred OP Units                               1,523         --          2,725         --
     Common OP Units                                    809          557        2,522        2,245
                                                  ---------    ---------    ---------    ---------

     Net income available to
          common shareholders                     $   6,080    $   5,113    $  19,570    $  15,135
                                                  =========    =========    =========    =========

Basic earnings per common share                   $     .22    $     .20    $     .72    $     .66
                                                  =========    =========    =========    =========

Diluted earnings per common share                 $     .22    $     .20    $     .72    $     .65
                                                  =========    =========    =========    =========

Dividends/distributions declared
     per common share/OP Unit outstanding         $    .455    $     .43    $   1.365    $    1.29
                                                  =========    =========    =========    =========

Weighted average common shares
     Outstanding - basic                             27,509       25,308       27,068       23,086
                                                  =========    =========    =========    =========

Weighted average common shares/
     OP Units outstanding - basic                    31,169       28,064       30,556       26,510
                                                  =========    =========    =========    =========

                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30,    DECEMBER 31,
                         ASSETS                                                  1998            1997
                                                                              -----------     -----------
Rental property:
    Land                                                                      $   134,492     $   111,832
    Land and improvements for expansion sites                                      20,478          14,437
    Depreciable property                                                          860,897         709,906
                                                                              -----------     -----------
                                                                                1,015,867         836,175
        Less accumulated depreciation                                             141,489         112,314
                                                                              -----------     -----------

        Net rental property                                                       874,378         723,861

Cash and cash equivalents                                                             414          14,910
Receivables                                                                         4,277           2,936
Notes receivable                                                                    8,153           8,143
Investment in and advances to affiliates                                           43,860          21,646
Prepaid expenses and other assets                                                  14,406          11,242
                                                                              -----------     -----------

             Total assets                                                     $   945,488     $   782,738
                                                                              ===========     ===========

                         LIABILITIES

Debt                                                                          $   405,606     $   387,015
Accounts payable and accrued expenses                                              23,740          19,757
Tenants' security deposits and rents received in advance                            8,030           5,580
Accrued dividends and distributions                                                15,051          12,148
                                                                              -----------     -----------

             Total liabilities                                                    452,427         424,500

Minority Interests                                                                120,929          35,272

                  SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
    authorized; no shares issued or outstanding
Common stock; $.01 par value, 90 million shares authorized; 27,892,252 and
    25,476,172 shares issued and outstanding
    at September 30, 1998 and December 31, 1997, respectively                         279             255
Additional paid-in capital                                                        431,400         356,780
Dividends in excess of accumulated earnings                                       (51,156)        (33,174)
Notes receivable from officers                                                     (8,391)           (895)
                                                                              -----------     -----------
             Total shareholders' equity                                           372,132         322,966
                                                                              -----------     -----------

                 Total liabilities and shareholders' equity                   $   945,488     $   782,738
                                                                              ===========     ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                         1998           1997
                                                                                      ----------     ----------
Cash flows from operating activities:
   Net income                                                                         $   19,570     $   15,135
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Income attributable to limited partners' interest                                     2,522          2,245
     Depreciation and amortization                                                        29,535         24,144
     Increase in accrued preferred distributions                                             762           --
     Amortization of deferred financing costs                                                567            354
     Increase in operating assets                                                         (5,416)        (4,803)
     Increase (decrease) in operating liabilities                                          6,449         (1,380)
                                                                                      ----------     ----------
          Net cash provided by operating activities                                       53,989         35,695

Cash flows from financing activities:
   Borrowings on lines of credit                                                          83,917         99,287
   Payments on lines of credit                                                           (94,800)       (82,370)
   Mortgage principal payments                                                            (1,716)        (1,124)
   Payoff of  mortgage notes                                                              (1,390)          --
   Dividends/distributions to shareholders/OP Unitholders                                (40,104)       (29,929)
   Common shares/OP Units reacquired and retired                                            (932)       (19,851)
   Proceeds from the issuance of common shares                                            53,777         25,477
   Net proceeds from the issuance of Preferred OP Units                                   73,002           --
   Exercise of common stock options and other financing activities                           203          3,109
                                                                                      ----------     ----------
          Net cash provided by (used in) financing activities                             71,957         (5,401)

Cash flows from investing activities:
   Acquisition of rental properties                                                     (109,033)        (2,930)
   Additions to rental property                                                           (9,195)       (15,178)
   Investment in and advances to joint ventures/affiliates                               (22,214)          --
   Payment of merger costs                                                                  --          (12,457)
                                                                                      ----------     ----------
          Net cash used in investing activities                                         (140,442)       (30,565)
                                                                                      ----------     ----------

Decrease in cash and cash equivalents                                                    (14,496)          (271)

Cash and cash equivalents, beginning of period                                            14,910            586
                                                                                      ----------     ----------
Cash and cash equivalents, end of period                                              $      414     $      315
                                                                                      ==========     ==========

Supplemental cash flow information:
Fair market value of common shares/OP Units issued in connection with acquisitions    $   28,927     $    3,121
                                                                                      ==========     ==========
Debt assumed in connection with acquisitions                                          $   32,579           --
                                                                                      ==========     ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.       BASIS OF PRESENTATION AND FORMATION OF COMPANY:

         The accompanying unaudited condensed consolidated financial statements of Chateau Communities, Inc. (the "Company"), a real estate investment trust ("REIT"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

2.       ACQUISITION OF RENTAL PROPERTIES

         During the second quarter of 1998, the Company completed the following acquisitions:

               Acquisition                    Acquisition                       Purchase
                  Date                        and Location                       Price
                  ----                        ------------                      --------
                                                                              (in thousands)
               April 1998        Purchase of 12 communities in Michigan
                                 (10) and North Carolina (2), containing an
                                 aggregate of 3,036 homesites                      $ 75,300

                            CHATEAU COMMUNITIES, INC.

                                   ----------


2.       ACQUISITION OF RENTAL PROPERTIES CONTINUED:

         During the first quarter of 1998, the Company completed the following acquisitions:

           Acquisition                          Acquisition                                Purchase
             Date                               and Location                                Price
             ----                               ------------                            --------------
                                                                                        (in thousands)
          January 1998           Purchase of 2 communities in South Carolina,
                                 containing an aggregate of 961 homesites                  $ 15,800

          January 1998           Purchase of 11 manufactured home communities and 3
                                 park model/RV communities in Connecticut (4) and
                                 Florida (10), containing an aggregate of 1,372
                                 homesites and 1,359 park model/RV sites                     38,200

          March 1998             Purchase of 6 communities in Indiana (5) and
                                 Michigan (1), containing an aggregate of 1,521
                                 homesites                                                   37,200
                                                                                           --------
                                                                                           $ 91,200
                                                                                           ========

         The Company's total investment of $166.5 million was financed primarily by the assumption of $32.5 million of mortgage and other notes, the issuance of 923,828 OP Units, borrowing under the Company's lines of credit and the proceeds received from the issuance of common stock in April 1998. The lines of credit were subsequently repaid with the issuance of $75 million of Series A Preferred Units (described below).

         As of September 30, 1998, the Company owned 166 communities with an aggregate of 51,154 residential homesites and 1,359 park model/RV sites. In addition, the Company fee-managed approximately 7,100 residential homesites in 34 communities.

3.       EQUITY FINANCINGS; COMMON STOCK AND RELATED TRANSACTIONS :

         In April 1998, the Company, through its Operating Partnership, completed the issuance of $75 million of 8.125% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units"). The proceeds of this issuance were used to pay off the outstanding balances on the Company's lines of credit, which were used to finance the acquisition of properties. The Series A Preferred Units were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         In February 1998, the Company received net proceeds of approximately $53.9 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were used to finance the March 1998 acquisitions and to reduce outstanding balances under the Company's lines of credit, which were used to finance the January 1998 acquisitions.

                            CHATEAU COMMUNITIES, INC.

                                   ----------


3.       EQUITY FINANCINGS; COMMON STOCK AND RELATED TRANSACTIONS CONTINUED:

         On August 20, 1998, the Company declared a cash dividend/distribution of $.455 per common share/OP Unit to shareholders and OP Unitholders of record as of September 30, 1998. The dividend/distribution was paid on October 15, 1998 and is included in accrued dividends and distributions in the accompanying condensed consolidated balance sheet as of September 30, 1998.

         On May 21, 1998, the Company declared a cash dividend/distribution of $.455 per common share/OP Unit to shareholders and OP Unitholders of record as of June 30, 1998. The dividend/distribution was paid on July 15, 1998.

         On February 25, 1998, the Company declared a cash dividend/distribution of $.455 per common share/OP Unit to shareholders and OP Unitholders of record as of March 31, 1998. The dividend/distribution was paid on April 14, 1998.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:


(In thousands, except per share data)  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       --------------------------    --------------------------
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       --------------------------    --------------------------
                                          1998           1997           1998           1997
                                       -----------    -----------    -----------    -----------
          Basic EPS:

             Income (1) ...........    $     6,889    $     5,670    $    22,092    $    17,380
             Shares (2) ...........         31,169         28,064         30,556         26,510
             Per Share ............    $       .22    $       .20    $       .72    $       .66

          Diluted EPS:

            Income (1) ............    $     6,889    $     5,670    $    22,092    $    17,380
            Shares (3) ............         31,337         28,386         30,751         26,759
            Per Share .............    $       .22    $       .20    $       .72    $       .65

         (1) Represents income before minority interests less the income allocated to the Series A Preferred OP Units.

         (2) Represents the weighted average common shares and Units outstanding.

         (3) Represents the weighted average common shares and OP Units outstanding, as well as dilutive stock options.

                            CHATEAU COMMUNITIES, INC.

                                   ----------

4.       DEBT:

         The following table sets forth certain information regarding debt of the Company outstanding as of September 30, 1998:

                                                              Weighted
                                                            Interest Rate     Maturity Date     Principal Balance
                                                            -------------     -------------     -----------------
                                                                                                 (in thousands)
         Fixed Rate Mortgage Debt                              7.88 %           1999-2011         $   130,661
         Unsecured Senior Notes                                7.46 %           2000-2004             245,000
         Unsecured Lines of Credit                             6.53 %           1999-2001              14,117
         Capital Lease Obligation                                                                      11,695
         Other Notes Payable                                   various           various                4,133
                                                                                                  -----------
                                                                                                  $   405,606
                                                                                                  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives that are subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and condition of the capital markets that may prevent the Company from achieving its objectives.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1998 to three months ended September 30, 1997

For the three months ended September 30, 1998, income before minority interests was $8,412,000, an increase of $2,742,000 from the three months ended September 30, 1997. The majority of the increase was due to the acquisitions made in 1997 and during the first nine months of 1998 and increased net operating income from the communities owned by the Company or ROC at the beginning of the 1997 period (the "Core 1997 Portfolio").

Rental revenue for the three months ended September 30, 1998 was $42,729,000, an increase of $7,433,000 from the three months ended September 30, 1997. The majority of the increase was due to acquisitions and to rent increases and occupancy gains from the Company's Core 1997 Portfolio.

Weighted average occupancy for the three months ended September 30, 1998 was 46,955 sites compared with 39,653 sites for the same period in 1997. The occupancy rate was 92.1 percent on 51,154 sites as of September 30, 1998, compared to 91.7 percent on 43,314 sites as of September 30, 1997. The occupancy rate on the stabilized portfolio was 93.6 percent as of September 30, 1998. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1998 was $294 compared with $288 in the same period of 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1998 was $301 compared with $289 for the same period in 1997, an increase of 4.4 percent.

Property operating and maintenance expense for the three months ended September 30, 1998 increased by $1,785,000 or approximately 16.5 percent from the same period a year ago. The majority of the increase was due to the 1997 and 1998 acquisitions. The remaining increase is due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense decreased 1.7 percent from $91 for the three months ended September 30, 1997 to $90 for the same period in 1998. The decrease was due to the acquisition properties having lower rent and operating expenses on a per site basis than the Core 1997 Portfolio. For the Core Portfolio, on a per site basis, weighted average monthly property operating and maintenance expense increased 3.4 percent to $94.21 per site.

Real estate taxes for the three months ended September 30, 1998, increased by $558,000 or 21.6 percent from the three months ended September 30, 1997. The increase is due primarily to acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $22.26 for the three months ended September 30, 1998 compared to $21.67 for the same period in 1997. Real estate taxes may increase or decrease in the future due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended September 30, 1998 decreased slightly compared to the same period in 1997. Administrative expense in 1998 was
3.7 percent of revenues as compared to 4.8 percent in 1997.

Interest and related amortization costs increased for the three months ended September 30, 1998 by $913,000, as compared with the three months ended September 30, 1997. The increase is attributable primarily to the indebtedness incurred to finance the acquisitions. Interest expense as a percentage of average debt outstanding decreased to approximately 7.5 percent in 1998 from approximately 7.7 percent in 1997. The decrease is due primarily to the issuance of $100 million of the MandatOry Par Put Remarketing Securities in December 1997 at an effective rate of 6.44 percent and a lower borrowing rate of 80 basis points over LIBOR on the Company's short term lines of credit.

Depreciation expense for the three months ended September 30, 1998 increased $1,609,000 from the same period a year ago. The increase is directly attributable to acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

Comparison of nine months ended September 30 1998 to nine months ended September 30, 1997

For the nine months ended September 30, 1998, income before minority interests was $24,817,000, an increase of $7,437,000 from the nine months ended September 30, 1997. The increase was due primarily to the Merger, the acquisitions and increased net operating income from communities in the Company's Core 1997 Portfolio.

Rental revenue for the first nine months of 1998 was $124,036,000; an increase of $25,016,000 from the first nine months of 1997. The majority of the increase was due to the Merger and the acquisitions in 1997 and in 1998. Rental revenue increased 25 percent due to rent increases and occupancy gains in the Company's Core 1997 Portfolio.

Weighted average occupancy for the nine months ended September 30, 1998 was 45,481 sites compared with 37,390 sites for the same period in 1997. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1998 was $292 compared with $286 in the same period of 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1998 was $298 compared with $284 for the same period in 1997, an increase of 4.9 percent.

Management fee, interest and other income primarily includes management fee income for the management of 34 manufactured home communities, equity earnings from Community Sales, Inc., the Company's home sales subsidiary ("CSI") and interest income on notes receivable and advances to joint ventures/affiliates. CSI sold 375 new or pre-owned homes this year as compared to 311 in the same period of 1997. CSI earned commissions in brokered sales of approximately 900 homes in the first nine months of 1998 as compared to 600 in the same period of 1997. Although the number of sales have increased in 1998 over 1997, the income recognized by the Company in 1998 from CSI was less than what the Company expected. This was due in part to lower margins on sales and the start up costs incurred with CSI's new Financial Services Division. In addition, CSI anticipated higher sales growth in 1998 and increased its sales and administrative staff accordingly.

Property operating and maintenance expense for the nine months ended September 30, 1998 increased by $6,918,000 from the same period a year ago. The majority of the increase was due to the Merger and 1997 and 1998 acquisitions. The remaining increase is due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased 2.1 percent from $85 for the nine months ended September 30, 1997 to $87 for the same period in 1998. A portion of this increase is due to the operating expenses related to the properties managed by the Company for a management fee beginning in February 1997. For the Core 1997 Portfolio, on a per site basis, weighted average monthly property operating and maintenance expense increased 4.8 percent to $88.93 per site.

Real estate taxes for the nine months ended September 30, 1998, increased by $1,890,000 or 26.0 percent from the nine months ended September 30, 1997. The increase is due primarily to the Merger, acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted real estate taxes were $22.38 for the nine months ended September 30, 1998 compared to $21.61 for the same period in 1997. Real estate taxes may increase or decrease in the future due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the nine months ended September 30, 1998 increased due to the Company's increased size. Administrative expense in 1998 was 4.5 percent of revenues as compared to 5.2 percent in 1997.

Interest and related amortization costs increased for the nine months ended September 30, 1998 by $4,398,000, as compared with the nine months ended September 30, 1997. The increase is attributable to the indebtedness incurred to finance the 1997 and 1998 acquisitions. Interest expense as a percentage of average debt outstanding remained relatively unchanged.

Depreciation expense for the nine months ended September 30, 1998 increased $5,391,000 from the same period a year ago. The increase is directly attributable to the Merger and acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $53,989,000 for the nine months ended September 30, 1998, compared to $35,695,000 for the nine months ended September 30, 1997. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $71,957,000. This was due primarily to $53.8 million of net proceeds received from the issuance in February 1998 of common stock and $73 million net proceeds received from the issuance in April 1998 of $75 million of Series A Preferred OP Units to an institutional investor. These proceeds were offset partially by $40 million in dividends and distributions paid to shareholders and OP Unitholders in the first nine months of 1998 and net repayments on the lines of credit of $11 million.

Net cash used in investing activities for the nine months ended September 30, 1998 was $140,442,000. This amount represents acquisitions, joint venture investments, capital expenditures and construction and development costs. In the first nine months of 1998, the Company acquired, through four separate portfolio acquisitions, 31 manufactured home communities and three park model/RV communities with a total of 6,890 homesites and 1,359 park model/RV sites. Nine of the properties acquired, containing approximately 900 homesites and 1,100 park model/RV sites, are subject to long term ground leases. The Company's total investment of $166.5 million was financed primarily by the assumption of $32.5 million of mortgage and other notes, the issuance of 923,828 OP Units, borrowing under the Company's lines of credit and the proceeds received from the issuance of common stock. The lines of credit were subsequently repaid with the issuance of $75 million of Series A Preferred OP Units. For the nine months ended September 30, 1998, construction and development costs, including joint venture investments and advances were approximately $9 million, while recurring property capital expenditures, other than construction and development costs, were approximately $4 million. Capital expenditures have historically been financed out of funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

In August 1998, the Company renegotiated its line of credit with Bank One, N.A. (the "Bank One Credit Facility") increasing the line from $75 million to $100 million. The interest rate was reduced from LIBOR plus 110 basis points to a maximum of LIBOR plus 80 basis points and its maturity date was extended to 2001.

As of September 30, 1998, in addition to the Bank One Credit Facility, the Company had a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and , together with the Bank One Credit Facility, the "Credit Facilities"). As of September 30, 1998, approximately $14.1 million was outstanding under the Credit Facilities and the Company had available $93.4 million in additional borrowing capacity.

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

In connection with the issuance of the MOPPRS(SM), the Company and its operating partnership entered into a Remarketing Agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS(SM) are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS(SM). Upon the Remarketing Dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS(SM) will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature on the Remarketing Date.

As of September 30, 1998, the Company had outstanding, in addition to the Credit Facilities and the MOPPRS(SM), $145 million of other unsecured senior debt with a weighted average interest rate and maturity of 8.2 percent and 3.2 years, respectively, and $131 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.7 years, respectively. As of September, 30, 1998, the Company had approximately $406 million of total debt outstanding, representing 29 percent of the Company's total market capitalization. All of the debt is fixed rate debt, other than the $14 million outstanding on the Company's Credit Facilities and has a weighted average interest rate of 7.6 percent.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit the assumption of existing secured or unsecured indebtedness and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Company's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Company is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Company's offices and properties. The Company anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Company does not expect to be material.

The Company is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. To date, the Company is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Company's operations.

The Company, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Company and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents do not pose Year 2000 problems for the Company in view of the nature of the Company's properties.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time. Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Company.

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

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                           ---------------------     ---------------------
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                           ---------------------     ---------------------
                                             1998         1997         1998         1997
                                           --------     --------     --------     --------
                                                            (In thousands)
Income before minority interests           $  8,412     $  5,670     $ 24,817     $ 17,380

Plus:

     Depreciation and amortization           10,577        8,968       29,535       24,144

Less:

     Depreciation expense on
       corporate assets                         (62)         (62)        (187)        (174)
     Distribution on Preferred OP Units      (1,523)        --         (2,725)        --
                                           --------     --------     --------     --------


     FFO                                   $ 17,404     $ 14,576     $ 51,440     $ 41,350
                                           ========     ========     ========     ========

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

A hearing has been scheduled for December 2, 1998. Any objecting shareholder must give notice by that date. The Company expects the judge to enter an order approving the settlement. Shareholders will have up to 20 days after the hearing to appeal. If there are no appeals, the Company will then fund the settlement.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters for a Vote of Security Holders
        Not Applicable

--------------------------------------------------------------------------------
Item 5.    Other Information
PROPERTY LISTING AND INFORMATION

The following table sets forth certain information, as of September 30, 1998, regarding the properties.

--------------------------------------------------------------------------------
STABLE PORTFOLIO
================================================================================

                                                                                                           WEIGHTED
                                                                           TOTAL                           AVERAGE
                                                                         NUMBER OF      OCCUPANCY AS     MONTHLY RENT
                                                 LOCATION                  SITES             OF            PER SITE
---------------------------------------------------------------------------------------------------------------------
COMMUNITY                        STATE      (CLOSEST MAJOR CITY)          9/30/98          9/30/98          9/30/98
---------------------------------------------------------------------------------------------------------------------
100 Oaks                         AL         Fultondale                        230              92%             $199
Bermuda Palms                    CA         Palm Springs                      185              93%             $340
Eastridge                        CA         San Jose                          187              99%             $616
La Quinta Ridge                  CA         Palm Springs                      152              85%             $416
The Colony                       CA         Palm Springs                      220              97%             $679
The Orchard                      CA         San Francisco                     233             100%             $546
CV-Denver                        CO         Denver                            345              94%             $362
CV-Longmont                      CO         Longmont                          310             100%             $374
Friendly Village                 CO         Greeley                           226              98%             $288
Pine Lakes Ranch                 CO         Denver                            762              98%             $317
Redwood Estates                  CO         Denver                            753              97%             $313
Cedar Grove                      CT         New Haven                          60              98%             $282
Evergreen                        CT         New Haven                         102             100%             $284
Green Acres                      CT         New Haven                          64             100%             $279
Highland                         CT         New Haven                          50              98%             $295
Anchor North                     FL         Tampa Bay                          94              97%             $260
Audubon                          FL         Orlando                           280              98%             $271
Colony Cove                      FL         Sarasota                        2,207             100%             $321
Conway Circle                    FL         Orlando                           111              99%             $299
Crystal Lake                     FL         St. Petersburg                    166              96%             $256
CV-Jacksonville                  FL         Jacksonville                      643              95%             $296
Del Tura                         FL         Fort Myers                      1,342              88%             $432
Eldorado Estates                 FL         Daytona Beach                     126              97%             $249
Emerald Lake                     FL         Fort Myers                        201             100%             $293
Fairways Country Club            FL         Orlando                         1,141              99%             $289
Hidden Valley                    FL         Orlando                           303             100%             $283
Indian Rocks                     FL         Clearwater                        148              65%             $227
Jade Isle                        FL         Orlando                           101              96%             $297
Lakeland Harbor                  FL         Tampa                             504             100%             $246
Lakeland Junction                FL         Tampa                             191             100%             $192
Lakes at Leesburg                FL         Orlando                           640             100%             $254
Land O' Lakes                    FL         Orlando                           173             100%             $241
Midway Estates                   FL         Vero Beach                        204              83%             $298
Mobiland-by-the-Sea              FL         Melbourne                         217              68%             $310
Oak Springs                      FL         Orlando                           438              74%             $234
Orange Lake                      FL         Orlando                           242              96%             $238
Palm Beach Colony                FL         West Palm Beach                   285              96%             $296
Pedaler's Pond                   FL         Orlando                           214              84%             $189

--------------------------------------------------------------------------------
STABLE PORTFOLIO
================================================================================

                                                                                                           WEIGHTED
                                                                           TOTAL                           AVERAGE
                                                                         NUMBER OF      OCCUPANCY AS     MONTHLY RENT
                                                 LOCATION                  SITES             OF            PER SITE
---------------------------------------------------------------------------------------------------------------------
COMMUNITY                        STATE      (CLOSEST MAJOR CITY)          9/30/98          9/30/98          9/30/98
---------------------------------------------------------------------------------------------------------------------
Pinellas Cascades                 FL        Clearwater                        238              95%             $356
Shady Lane                        FL        Clearwater                        108              94%             $259
Shady Oaks                        FL        Clearwater                        250              99%             $316
Shady Village                     FL        Clearwater                        156              96%             $295
Southwind Village                 FL        Naples                            337              93%             $292
Starlight Ranch                   FL        Orlando                           783              94%             $288
Tarpon Glen                       FL        Clearwater                        170              90%             $282
Town & Country                    FL        Orlando                            73              97%             $287
Whispering Pines                  FL        Clearwater                        392              98%             $349
Winter Haven Oaks                 FL        Orlando                           343              52%             $204
Atlanta Meadows                   GA        Atlanta                            75              93%             $231
Camden Point                      GA        Kingsland                         268              46%             $179
Castlewood Estates                GA        Atlanta                           334              84%             $289
Colonial Coach Estates            GA        Atlanta                           481              81%             $265
Golden Valley                     GA        Atlanta                           131              92%             $244
Landmark                          GA        Atlanta                           524              93%             $281
Marnelle                          GA        Atlanta                           205              97%             $259
Oak Grove Estates                 GA        Albany                            174              96%             $133
Paradise Village                  GA        Albany                            226              96%             $138
Lakewood Estates                  IA        Davenport                         172              96%             $249
Terrace Heights                   IA        Dubuque                           317              97%             $245
Coach Royale                      ID        Boise                              91              99%             $266
Maple Grove Estates               ID        Boise                             270              98%             $278
Shenandoah Estates                ID        Boise                             154              97%             $273
Falcon Farms                      IL        Moline                            215              89%             $228
Maple Ridge / Valley              IL        Kankakee                          276             100%             $234
Broadmore                         IN        South Bend                        292              86%             $231
Forest Creek                      IN        South Bend                        167              93%             $279
Fountainview                      IN        Marion                            120              88%             $154
Hickory Knoll                     IN        Indianapolis                      325              99%             $282
Mariwood                          IN        Indianapolis                      296              93%             $275
Oak Ridge                         IN        South Bend                        204              97%             $229
Pendleton                         IN        Indianapolis                      102              99%             $205
Sherwood                          IN        Marion                             89              83%             $154
Skyway                            IN        Indianapolis                      156              98%             $273
Twin Pines                        IN        Goshen                            238              98%             $224
Mosby's Point                     KY        Cincinnati                        150              97%             $278
Rolling Hills                     KY        Louisville                        158              94%             $192
Pinecrest Village                 LA        Shreveport                        446              70%             $156
Stonegate, LA                     LA        Shreveport                        157              98%             $175
Hillcrest                         MA        Boston                             83              94%             $299
Leisurewoods Rockland             MA        Boston                            394              99%             $284
The Glen                          MA        Boston                             36             100%             $362
Arbor Village                     MI        Jackson                           266              98%             $238
Avon                              MI        Detroit                           617             100%             $389
Canterbury Estates                MI        Grand rapids                      209              61%             $235

--------------------------------------------------------------------------------
STABLE PORTFOLIO
================================================================================

                                                                                                           WEIGHTED
                                                                           TOTAL                           AVERAGE
                                                                         NUMBER OF      OCCUPANCY AS     MONTHLY RENT
                                                 LOCATION                  SITES             OF            PER SITE
---------------------------------------------------------------------------------------------------------------------
COMMUNITY                        STATE      (CLOSEST MAJOR CITY)          9/30/98          9/30/98          9/30/98
---------------------------------------------------------------------------------------------------------------------
Chesterfield                       MI       Detroit                           345              99%             $356
Chestnut Creek                     MI       Flint                             160              97%             $325
Clinton                            MI       Detroit                         1,000              98%             $354
Colonial Acres                     MI       Kalamazoo                         612              96%             $268
Colonial Manor                     MI       Kalamazoo                         195              98%             $258
Country Estates                    MI       Grand Rapids                      254              94%             $268
Cranberry                          MI       Pontiac                           232             100%             $344
Ferrand Estates                    MI       Grand Rapids                      420             100%             $321
Holiday Estates                    MI       Grand Rapids                      205             100%             $307
Howell                             MI       Lansing                           455             100%             $349
Huron Estates                      MI       Flint                             111              66%             $204
Lake in the Hills                  MI       Detroit                           238              99%             $356
Leonard Gardens                    MI       Grand Rapids                      168              99%             $352
Macomb                             MI       Detroit                         1,426              98%             $352
Millbrook Manor                    MI       Lansing                           305              91%             $205
Norton Shores                      MI       Grand Rapids                      656              86%             $245
Novi                               MI       Detroit                           725              98%             $388
Oakhill                            MI       Flint                             504              90%             $344
Old Orchard                        MI       Flint                             200             100%             $303
Orion                              MI       Detroit                           423              99%             $337
Pinewood                           MI       Columbus                          380              99%             $275
Royal Estates                      MI       Kalamazoo                         183              92%             $298
Science City                       MI       Midland                           171              99%             $282
Springbrook                        MI       Utica                             398              97%             $315
Sun Valley                         MI       Jackson                           203              96%             $239
Swan Creek                         MI       Ann Arbor                         294             100%             $333
The Highlands                      MI       Flint                             682              89%             $251
Torrey Hills                       MI       Flint                             346              98%             $330
Valley Vista                       MI       Grand Rapids                      137              93%             $306
Villa                              MI       Flint                             319              97%             $323
Yankee Spring                      MI       Grand Rapids                      284              82%             $244
Cedar Knolls                       MN       Minneapolis                       458              99%             $365
Cimmaron                           MN       St. Paul                          505              99%             $368
President's Park                   MN       Grand Forks                       174              78%             $213
Rosemount                          MN       Minneapolis/St. Paul              182             100%             $360
Twenty-Nine Pines                  MN       St. Paul                          152              93%             $294
Countryside Village  G.F.          MT       Great Falls                       222              97%             $198
Autumn Forest                      NC       Greensboro                        299              97%             $206
Foxhall Village                    NC       Raleigh                           315              99%             $321
Oakwood Forest                     NC       Greensboro                        481              93%             $249
Woodlake                           NC       Greensboro                        308              99%             $217
Buena Vista                        ND       Fargo                             400              97%             $245
Columbia Heights                   ND       Grand Forks                       302             100%             $257
Meadow Park                        ND       Fargo                             118              86%             $179
Casa Linda                         NV       Las Vegas                         107              95%             $417
Casual Estates                     NY       Syracuse                        1,050              77%             $320

--------------------------------------------------------------------------------
STABLE PORTFOLIO
================================================================================

                                                                                                           WEIGHTED
                                                                           TOTAL                           AVERAGE
                                                                         NUMBER OF      OCCUPANCY AS     MONTHLY RENT
                                                 LOCATION                  SITES             OF            PER SITE
---------------------------------------------------------------------------------------------------------------------
COMMUNITY                        STATE      (CLOSEST MAJOR CITY)          9/30/98          9/30/98          9/30/98
---------------------------------------------------------------------------------------------------------------------
Meadowbrook                        NY       Ithaca                            237              74%            $255
Oak Orchard Estates                NY       Rochester                         235              94%            $273
Shadybrook                         NY       Syracuse
Vance                              OH       Columbus                          110              96%            $206
Willo-Arms                         OH       Cleveland                         262             100%            $184
Yorktowne                          OH       Cincinnati                        354              98%            $309
Crestview                          OK       Stillwater                        237              91%            $189
Knoll Terrace                      OR       Salem                             212              99%            $336
Riverview                          OR       Portland                          133              98%            $365
Saddlebrook                        SC       Charleston                        426              94%            $176
Homestead Ranch                    TX       McAllen                           126              91%            $215
Leisure World                      TX       Brownsville                       201              90%            $181
The Homestead                      TX       McAllen                            99              98%            $212
Trail's End                        TX       Brownsville                       307              77%            $175
Eagle Point                        WA       Seattle                           230              99%            $433
Breazeale                          WY       Laramie                           116              97%            $226

=====================================================================================================================
Totals                                                                     45,507              94%            $314
=====================================================================================================================

--------------------------------------------------------------------------------
ACTIVE EXPANSION PORTFOLIO
================================================================================

                                                                                                           WEIGHTED
                                                                           TOTAL                           AVERAGE
                                                                         NUMBER OF      OCCUPANCY AS     MONTHLY RENT
                                                 LOCATION                  SITES             OF            PER SITE
---------------------------------------------------------------------------------------------------------------------
COMMUNITY                        STATE      (CLOSEST MAJOR CITY)          9/30/98          9/30/98          9/30/98
---------------------------------------------------------------------------------------------------------------------
Crystal Lakes                      FL       Tampa                             329              53%            $150
Foxwood Farms                      FL       Orlando                           375              75%            $187
Gold Tree                          FL       Tampa                             295              88%            $328
Butler Creek                       GA       Augusta                           358              83%            $176
Leisurewoods Taunton               MA       Boston                            128              90%            $262
Algoma Estates                     MI       Grand Rapids                      294              92%            $282
Anchor Bay                         MI       Detroit                         1,384              92%            $328
Forest Lake Estates                MI       Grand Rapids                      221              77%            $273
Grand Blanc                        MI       Flint                             415              95%            $244
Westbrook                          MI       Detroit                           162              61%            $364
Springfield Farms                  MO       Springfield                       134              60%            $172
Hunter's Chase                     OH       Lima                              136              38%            $175
Carnes Crossing                    SC       Summerville                       535              94%            $163
Conway Plantation                  SC       Myrtle Beach                      299              63%            $179
Eagle Creek                        TX       Tyler                             198              41%            $162
Regency Lakes                      VA       Winchester                        384              68%            $208

=====================================================================================================================
Totals                                                                      5,647              80%            $228
=====================================================================================================================

Item 6.          Exhibits and Reports on Form 8-K

                 (a) Exhibits and Index of Exhibits
                     (27.) Financial Data Schedule

                 (b) Reports on Form 8-K
                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13th day of November, 1998.

                                           CHATEAU COMMUNITIES, INC.





                                    By:   /s/ Tamara D. Fischer
                                       ------------------------------------
                                              Tamara D. Fischer
                                            Executive Vice President
                                           and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
  27           Financial Data Schedule