Form 10-K405
period 1998-12-31
CHATEAU COMMUNITIES INC
filed 1999-03-25
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K
(Mark One)

  X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 ---
Act of 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                      OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes   X    No ___
     ---

      X  Indicate by check mark if disclosure of delinquent filers pursuant
     ---
to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the Registrant on March 12, 1999 was approximately $673,266,000 based on the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

     The number of shares of the Registrant's Common Stock outstanding on March 12, 1999 was 27,977,814 shares.

     Portions of the Registrant's 1998 definitive Proxy Statement to be filed for its 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                           CHATEAU COMMUNITIES, INC.

                            FORM 10-K ANNUAL REPORT
                     for the year ended December 31, 1998
                               TABLE OF CONTENTS
                                    _______

ITEM                                                                      PAGES
----                                                                      -----
                                    PART I

     1.    Business.......................................................    3

     2.    Properties.....................................................    8

     3.    Legal Proceedings..............................................   14

     4.    Submission of Matters to a Vote of Security Holders............   14

                                    PART II

     5.    Market for Registrant's Common Equity and
               Related Security Holder Matters............................   15

     6.    Selected Financial Data........................................   16

     7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   18

     8.    Financial Statements and Supplementary Data....................   26

     9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   47

                                   PART III

     10.   Directors and Executive Officers of the Registrant.............   48

     11.   Executive Compensation.........................................   48

     12.   Security Ownership of Certain Beneficial Owners
               and Management.............................................   48

     13.   Certain Relationships and Related Transactions.................   48

                                    PART IV

     14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K........................................   49

           Signatures.....................................................   53

                         FINANCIAL STATEMENT SCHEDULES

           Chateau Communities, Inc. Financial Statement Schedules........   F1

                                    PART I

ITEM 1.   BUSINESS
-------   --------

GENERAL DEVELOPMENT OF BUSINESS.

Chateau Communities, Inc. (the "Company"), a self-administered and self-managed equity real estate investment trust ("REIT"), is one of the largest owner/manager of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. The Company conducts substantially all of its activities through CP Limited Partnership, a Maryland limited partnership (the "Operating Partnership") in which it owns, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Operating Partnership, an approximate 89% general partner interest. The Company owns and operates 164 manufactured home community properties (the "Properties") containing 50,887 homesites and 1,359 park model/RV sites in 28 states. The Company also fee manages 36 manufactured home community properties containing 7,500 homesites. The Company is also involved in the development and expansion of manufactured home communities, and through its subsidiary, Community Sales Inc., the sale of new and pre-owned homes, brokerage of used homes and assisting residents in the arrangements of financing and insurance services.

FORMATION OF THE COMPANY

The Company was formed in Maryland on August 25, 1993, as Chateau Properties, Inc., to continue and expand the manufactured home community operations and business objectives of Chateau Estates ("Chateau"), a Michigan co-partnership. Chateau had developed, owned and operated manufactured home communities and properties since 1966.

On February 11, 1997, the Company completed a strategic merger of equals with ROC (the "Merger"). The Merger and related transactions were accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC are included in the results of operations of the Company beginning in February 1997.

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

Modern manufactured home communities are similar to typical residential subdivisions and generally contain centralized entrances, paved streets, curbs and gutters and parkways. In addition, such communities often provide a variety of amenities to residents which may include a clubhouse, swimming pools and jacuzzis, playgrounds, basketball courts, picnic areas, shuffleboard courts, tennis courts, cable television service, golf courses, marinas and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each owner within the manufactured home community is responsible for the maintenance of his home and leased site. Additionally, manufactured home communities tend to have stable resident bases, with relatively few residents moving manufactured homes out of the communities. Management thus tends to be more stable, and capital expenditure needs less significant, relative to multi-family rental apartment complexes.

OPERATING AND INVESTMENT STRATEGIES

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its manufactured home communities and the selective acquisition and development of additional communities. The Company focuses on manufactured home communities that have growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's operating and investment strategies include:

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

     * Offering potential community residents the convenience of purchasing a home already in place within the community or ordering a new product;

     * Increasing value to residents and shareholders of the Company by providing additional value-added leasing programs to our residents; and

     * Assisting potential residents in securing financing and insurance for their home.

ACQUISITIONS, DEVELOPMENT AND EXPANSIONS

     * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increases in revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion on adjacent land;

     * Acquiring properties in existing markets in order to achieve economies of scale in operations, and in new markets where portfolios may be acquired with regional management in place;

     * Utilizing the expertise and relationships developed by the Company's management to identify acquisition and development opportunities;

     * Selectively developing new communities in strategically desirable regions where development is supported by favorable demographics and strong market demand; and

     * Capitalizing on opportunities to renovate and expand properties consistent with local market demand.


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

EXPANSION AND IMPROVEMENT OF MANUFACTURED HOME COMMUNITY PROPERTIES

The Company will seek to increase the income generated from its manufactured home communities and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws, and by filling vacant sites. During 1998, the Company substantially completed the development of 407 expansion sites. As of December 31, 1998, the Company owned undeveloped land adjacent to existing communities containing approximately 4,700 expansion sites, which are zoned for manufactured housing. All necessary utilities are available at these expansion sites; however, building permits would need to be obtained prior to development. This undeveloped land will facilitate additional growth to the extent conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development.

1998 PROPERTY ACQUISITIONS

During 1998, the Company completed the following acquisitions:

     Acquisition                                Acquisition                              Purchase
         Date                                   and Location                               Price
     -----------                                ------------                               -----
                                                                                       (in thousands)
     January 1998               2 communities in South Carolina, containing an
                                aggregate of  961 homesites                                 $ 15,900

     January 1998               11 manufactured home communities and 3 park
                                model/RV communities in Connecticut (4) and Florida
                                (10), containing an aggregate of 1,372 homesites
                                and 1,359 park model/RV sites                                 38,700

     March 1998                 6 communities in Indiana (5) and Michigan (1),
                                containing an aggregate of 1,521 homesites                    37,600

     April 1998                 12 communities in Michigan (10)
                                and North Carolina (2), containing an aggregate
                                of 3,036 homesites                                            78,100
                                                                                            --------
                                                                                            $170,300
                                                                                            ========

COMMUNITY SALES, INC.

The Company conducts its sales and brokerage activities through Community Sales, Inc. ("CSI"), which is operated as a taxable subsidiary of the Operating Partnership. During 1998, CSI sold 481 new or pre-owned homes and brokered the sales of 1,067 homes. CSI added a Financial Services Division, which arranges financing and insurance services for prospective residents. During 1998, the Financial Services Division arranged financing on approximately 250 loans.

THE WINDSOR CORPORATION

In September 1997, the Company completed the acquisition of The Windsor Corporation ("Windsor"), the general partner in five partnerships and advisor to one REIT, N'Tandem Trust ("N'Tandem", previously known as Windsor Real Estate Investment Trust 8). These six entities owned 30 manufactured home communities (containing 6,300 homesites), all of which have been managed by the Company or ROC on a fee basis since 1993.

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common shares of N'Tandem and issued two notes, one secured and one unsecured, for an aggregate of $5,001,000 due March 1999 for the acquisition by N'Tandem of one community in Montgomery, Alabama. On November 30, 1998, N'Tandem borrowed $5,650,000 from the Company for the acquisition of three communities in Lexington Park, Maryland. The notes bear interest at the prime rate of interest plus one percent per annum and are due November 1999. The Company owns approximately 17 percent of N'Tandem's outstanding common stock and accounts for its investment on an equity basis, recognizing income from an advisory agreement and interest income on the notes as earned. As of December 31, 1998, N'Tandem owned 6 communities with 1,307 homesites and an interest in 3 communities with 419 homesites.

COMPETITION

Many of the Properties are located in developed areas that include other manufactured home community properties. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at its communities and on the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to residents.

EMPLOYEES

As of December 31, 1998, the Company had approximately 1,200 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community guidelines and on-going accessibility for resident assistance. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the residents and properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents and managers and four divisional presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increased cash flow from property operations. Complementing this field management staff are 53 corporate employees who assist on-site administrators in all property management functions.

Commitment to resident satisfaction is demonstrated by the ongoing training that the Company provides for on-site staff. Community administrators meet periodically at regional and divisional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions and to share ideas and experiences.

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

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

Certain information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project," or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

ITEM 2.   PROPERTIES
-------   ----------

At December 31, 1998, the Properties consisted of 165 manufactured home communities containing 51,101 homesites and 1,359 park model/RV sites, in 28 states, with amenities designed for either retirement or family living. The Company also fee managed 36 manufactured home communities containing 7,500 sites in 15 states. The Company also owned land adjacent to certain existing communities containing approximately 4,700 expansion sites which, although not yet developed, was zoned for manufactured housing.

At December 31, 1998, the Properties had an occupancy rate of approximately 92.4 percent with weighted average rent for the year ended December 31, 1998 of $292 per month. This compares to an occupancy rate of 92 percent and with weighted average rent of $287 per month for the prior year. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool and playgrounds. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, libraries, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms and marinas.

Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. The communities have extensive guidelines for maintenance. It is management's role to provide maintenance of common areas, facilities and amenities and to ensure that residents comply with community policies. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies, and property administrators make a daily inspection of the Properties. The Company believes that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates. Since 1989, the Properties have averaged an annual turnover of homes (where the home is moved out of the community) of three to four percent.

LEASES

The typical lease entered into between the resident and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute.

INDEBTEDNESS

The following table sets forth certain information relating to the secured and unsecured indebtness of the Company outstanding as of December 31, 1998.

                                                                                 Weighted
                                                                                 Average
                                                Amount of        Percent of      Interest         Maturity
                                              Indebtedness       total debt        Rate             Date
                                              ------------       ----------        ----             ----
                                             (in thousands)
Mortgage Debt:

Del Tura                                           $ 32,120             7.8%         8.40%            2000
Macomb                                               15,574             3.8%         9.82%            1999
Other (11 properties)                                24,575             6.0%         7.68%         1999-2011
Pacific Life (37 properties)                         57,179            13.9%         7.16%            2000
                                                   --------            ----          ----

   Total Mortgage                                   129,448            31.5%         7.89%

Unsecured Debt:

Unsecured Senior Notes                               70,000            17.0%         7.52%            2003
Unsecured Senior Notes                               75,000            18.2%         8.75%            2000
Unsecured Senior Notes                              100,000            24.4%         6.44%            2004
                                                   --------            ----          ----

   Total Unsecured                                  245,000            59.6%         7.50%
                                                   --------            ----          ----
   Total Fixed Rate                                 374,448            91.1%         7.60%

Variable Rate Debt:

Credit Facilities                                    36,735             8.9%         6.39%         1999-2001
                                                   --------

   Total Secured and Unsecured Debt                $411,183
                                                   ========

        Based on the average amount outstanding under the Credit Facilities during the year ended December 31, 1998 of approximately $20,600,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the period, then the Company's interest expense (net of adjustments for capitalized items) would have increased or decreased by approximately $206,000.

The following table sets forth certain information, as of December 31, 1998, regarding the Properties.

The Company classifies all of its properties in either the Stable Portfolio or the Active Expansion Portfolio. The Stable Portfolio includes the communities where we do not have, or have not recently had, expansion of the community. These communities generally have stable occupancy rates. The Active Expansion Portfolio are those properties where the Company is currently, or has recently, expanded the community by adding homesites to the available homesites for rental. Generally, these communities will have a lower occupancy rate than our Stable Portfolio as they are in the lease-up phase. In addition, the Company owns three park model/RV communities.

PROPERTY
INFORMATION

The following table sets forth certain information, as of December 31, 1998, regarding the properties.

                                                                                                                     WEIGHTED
                                                                                TOTAL       TOTAL                     AVERAGE
                                                                                COMM-     NUMBER OF   OCCUPANCY    MONTHLY RENT
                                                         LOCATION              UNITIES      SITES       AS OF        PER SITE
--------------------------------------------------------------------------------------------------------------------------------
   COMMUNITY                                    STATE    (CLOSEST MAJOR CITY)             12/31/98     12/31/98      12/31/98
--------------------------------------------------------------------------------------------------------------------------------
   100 Oaks                                     AL       Fultondale                 1          230         92%            $197
                                 TOTAL ALABAMA                                                 230         92%            $197
   Bermuda Palms                                CA       Palm Springs                          185         98%            $335
   Eastridge                                    CA       San Jose                              187         99%            $617
   La Quinta Ridge                              CA       Palm Springs                          152         88%            $408
   The Colony                                   CA       Palm Springs                          220         98%            $649
   The Orchard                                  CA       San Francisco                         233        100%            $550
                              TOTAL CALIFORNIA                                      5          977         97%            $522
   CV-Denver                                    CO       Denver                                345         94%            $353
   CV-Longmont                                  CO       Longmont                              310        100%            $363
   Friendly Village                             CO       Greeley                               226         98%            $280
   Pine Lakes Ranch                             CO       Denver                                762         98%            $310
   Redwood Estates                              CO       Denver                                753         97%            $306
                                TOTAL COLORADO                                      5        2,396         97%            $319
   Cedar Grove                                  CT       New Haven                              60        100%            $286
   Evergreen                                    CT       New Haven                             102         99%            $289
   Green Acres                                  CT       New Haven                              64         98%            $280
   Highland                                     CT       New Haven                              50         98%            $313
                             TOTAL CONNECTICUT                                      4          276         99%            $291
   Anchor North                                 FL       Tampa Bay                              94         96%            $261
   Audubon                                      FL       Orlando                               280         97%            $256
   Colony Cove                                  FL       Sarasota                            2,207        100%            $321
   Conway Circle                                FL       Orlando                               111         98%            $297
   Crystal Lake                                 FL       St. Petersburg                        166         95%            $259
*  Crystal Lakes                                FL       Tampa                                 330         53%            $149
   CV-Jacksonville                              FL       Jacksonville                          643         96%            $290
   Del Tura                                     FL       Fort Myers                          1,342         89%            $435
   Eldorado Estates                             FL       Daytona Beach                         126         95%            $248
   Emerald Lake                                 FL       Fort Myers                            201        100%            $285
   Fairways Country Club                        FL       Orlando                             1,141         99%            $287
*  Foxwood Farms                                FL       Orlando                               375         75%            $188
*  Gold Tree                                    FL       Tampa                                 295         89%            $326
   Hidden Valley                                FL       Orlando                               303        100%            $282
   Indian Rocks                                 FL       Clearwater                            148         64%            $231
   Jade Isle                                    FL       Orlando                               101         99%            $297
   Lakeland Harbor                              FL       Tampa                                 504        100%            $246
   Lakeland Junction                            FL       Tampa                                 191        100%            $192

                                                                                                        WEIGHTED
                                                                   TOTAL       TOTAL                     AVERAGE
   CORE                                                            COMM-     NUMBER OF   OCCUPANCY    MONTHLY RENT
   PORTFOLIO                                 LOCATION             UNITIES      SITES       AS OF        PER SITE
-------------------------------------------------------------------------------------------------------------------
   COMMUNITY                 STATE    (CLOSEST MAJOR CITY)                   12/31/98     12/31/98       12/31/98
-------------------------------------------------------------------------------------------------------------------
   Lakes at Leesburg         FL       Orlando                                      640        100%          $254
   Land O' Lakes             FL       Orlando                                      173         99%          $242
   Midway Estates            FL       Vero Beach                                   204         82%          $303
   Mobiland-by-the-Sea       FL       Melbourne                                    217         71%          $306
   Oak Springs               FL       Orlando                                      438         74%          $233
   Orange Lake               FL       Orlando                                      242         94%          $237
   Palm Beach Colony         FL       West Palm Beach                              285         95%          $297
   Pedaler's Pond            FL       Orlando                                      214         85%          $188
   Pinellas Cascades         FL       Clearwater                                   238         92%          $353
   Shady Lane                FL       Clearwater                                   108         94%          $257
   Shady Oaks                FL       Clearwater                                   250         99%          $317
   Shady Village             FL       Clearwater                                   156         98%          $299
   Southwind Village         FL       Naples                                       337         93%          $297
   Starlight Ranch           FL       Orlando                                      783         94%          $284
   Tarpon Glen               FL       Clearwater                                   170         90%          $272
   Town & Country            FL       Orlando                                       73         96%          $287
   Whispering Pines          FL       Clearwater                                   392         98%          $346
   Winter Haven Oaks         FL       Orlando                                      343         52%          $205
              TOTAL FLORIDA                                            36       13,821         92%          $292
   Atlanta Meadows           GA       Atlanta                                       75         97%          $226
*  Butler Creek              GA       Augusta                                      358         82%          $177
   Camden Point              GA       Kingsland                                    268         47%          $175
   Castlewood Estates        GA       Atlanta                                      334         84%          $306
   Colonial Coach Estates    GA       Atlanta                                      481         85%          $266
   Golden Valley             GA       Atlanta                                      131         96%          $241
   Landmark                  GA       Atlanta                                      524         95%          $266
   Marnelle                  GA       Atlanta                                      205         99%          $253
   Oak Grove Estates         GA       Albany                                       174         97%          $134
   Paradise Village          GA       Albany                                       226         95%          $138
              TOTAL GEORGIA                                            10        2,776         86%          $229
   Lakewood Estates          IA       Davenport                                    172         94%          $242
   Terrace Heights           IA       Dubuque                                      317         97%          $245
                 TOTAL IOWA                                             2          489         96%          $244
   Coach Royale              ID       Boise                                         91         99%          $262
   Maple Grove Estates       ID       Boise                                        270         99%          $274
   Shenandoah Estates        ID       Boise                                        154         97%          $265
                TOTAL IDAHO                                             3          515         98%          $269
   Falcon Farms              IL       Moline                                       215         91%          $220
   Maple Ridge               IL       Kankakee                                      75        100%          $233
   Maple Valley              IL       Kankakee                                     201        100%          $233
             TOTAL ILLINOIS                                             3          491         96%          $227
*  Broadmore                 IN       South Bend                                   297         89%          $226
   Forest Creek              IN       South Bend                                   167         97%          $273
*  Fountainvue               IN       Marion                                       120         87%          $153
   Hickory Knoll             IN       Indianapolis                                 325         99%          $281
   Mariwood                  IN       Indianapolis                                 296         94%          $276
   Oak Ridge                 IN       South Bend                                   204        100%          $227
   Pendleton                 IN       Indianapolis                                 102         98%          $205
   Sherwood                  IN       Marion                                        89         80%          $167
   Skyway                    IN       Indianapolis                                 156         97%          $272
   Twin Pines                IN       Goshen                                       238         97%          $216
              TOTAL INDIANA                                            10        1,994         95%          $241

                                                                                                     WEIGHTED
                                                                TOTAL       TOTAL                     AVERAGE
   CORE                                                         COMM-     NUMBER OF   OCCUPANCY    MONTHLY RENT
   PORTFOLIO                              LOCATION             UNITIES      SITES       AS OF        PER SITE
-------------------------------------------------------------------------------------------------------------------
   COMMUNITY                 STATE  (CLOSEST MAJOR CITY)                   12/31/98     12/31/98       12/31/98
-------------------------------------------------------------------------------------------------------------------
   Mosby's Point             KY     Cincinnati                                  150         97%           $275
   Rolling Hills             KY     Louisville                                  158         95%           $190
             TOTAL KENTUCKY                                       2             308         96%           $232
   Pinecrest Village         LA     Shreveport                                  446         71%           $150
   Stonegate, LA             LA     Shreveport                                  157         97%           $170
            TOTAL LOUISIANA                                       2             603         78%           $155
   Hillcrest                 MA     Boston                                       83         94%           $280
   Leisurewoods Rockland     MA     Boston                                      394         99%           $286
*  Leisurewoods Taunton      MA     Boston                                      128         94%           $249
   The Glen                  MA     Boston                                       36        100%           $365
        TOTAL MASSACHUSETTS                                       4             641         97%           $282
*  Algoma Estates            MI     Grand Rapids                                294         95%           $276
*  Anchor Bay                MI     Detroit                                   1,384         93%           $326
   Arbor Village             MI     Jackson                                     266         98%           $241
   Avon                      MI     Detroit                                     617         99%           $385
   Canterbury Estates        MI     Grand rapids                                209         77%           $224
   Chesterfield              MI     Detroit                                     345         98%           $350
   Chestnut Creek            MI     Flint                                       160         96%           $304
   Clinton                   MI     Detroit                                   1,000         99%           $352
   Colonial Acres            MI     Kalamazoo                                   612         96%           $271
   Colonial Manor            MI     Kalamazoo                                   195         97%           $259
   Country Estates           MI     Grand Rapids                                254         93%           $260
   Cranberry                 MI     Pontiac                                     232        100%           $336
   Ferrand Estates           MI     Grand Rapids                                420         99%           $317
*  Forest Lake Estates       MI     Grand Rapids                                221         77%           $270
*  Grand Blanc               MI     Flint                                       415         96%           $331
   Holiday Estates           MI     Grand Rapids                                205        100%           $303
   Howell                    MI     Lansing                                     455         99%           $354
   Huron Estates             MI     Flint                                       111         68%           $202
   Lake in the Hills         MI     Detroit                                     238        100%           $359
*  Leonard Gardens           MI     Grand Rapids                                216         80%           $286
   Macomb                    MI     Detroit                                   1,426         99%           $352
   Norton Shores             MI     Grand Rapids                                656         86%           $242
   Novi                      MI     Detroit                                     725         98%           $392
   Oakhill                   MI     Flint                                       504         90%           $349
   Old Orchard               MI     Flint                                       200        100%           $306
   Orion                     MI     Detroit                                     423         99%           $332
   Pinewood                  MI     Columbus                                    380         98%           $273
   Pleasant Ridge            MI     Lansing                                     305         88%           $206
   Royal Estates             MI     Kalamazoo                                   183         92%           $293
   Science City              MI     Midland                                     171         99%           $277
   Springbrook               MI     Utica                                       398         97%           $314
   Sun Valley                MI     Jackson                                     203         96%           $238
   Swan Creek                MI     Ann Arbor                                   294        100%           $323
*  The Highlands             MI     Flint                                       682         89%           $261
   Torrey Hills              MI     Flint                                       346         97%           $330
   Valley Vista              MI     Grand Rapids                                137         93%           $313
   Villa                     MI     Flint                                       319         97%           $322
*  Westbrook                 MI     Detroit                                     162         68%           $356
   Yankee Spring             MI     Grand Rapids                                284         90%           $244
             TOTAL MICHIGAN                                      39          15,647         95%           $314

      CORE
      PORTFOLIO                                                                                        WEIGHTED AVERAGE
                                                                TOTAL        TOTAL NUMBER   OCCUPANCY    MONTHLY RENT
                                          LOCATION           COMMUNITIES       OF SITES       AS OF        PER SITE
-----------------------------------------------------------------------------------------------------------------------
      COMMUNITY                 STATE  (CLOSEST MAJOR CITY)                    12/31/98     12/31/98       12/31/98
-----------------------------------------------------------------------------------------------------------------------
      Cedar Knolls              MN     Minneapolis                                  458         98%               $365
      Cimmaron                  MN     St. Paul                                     505         98%               $368
      President's Park          MN     Grand Forks                                  174         80%               $214
      Rosemount                 MN     Minneapolis/St. Paul                         182        100%               $356
      Twenty-Nine Pines         MN     St. Paul                                     152         92%               $294
               TOTAL MINNESOTA                                       5            1,471         96%               $340
*     Springfield Farms         MO     Springfield                                  134         68%               $170
                TOTAL MISSOURI                                       1              134         68%               $170
      Countryside Village G.F.  MT     Great Falls                                  222         98%               $199
                 TOTAL MONTANA                                       1              222         98%               $199
      Autumn Forest             NC     Greensboro                                   299         98%               $204
      Foxhall Village           NC     Raleigh                                      315         98%               $314
      Oakwood Forest            NC     Greensboro                                   481         96%               $248
      Woodlake                  NC     Greensboro                                   308         98%               $218
          TOTAL NORTH CAROLINA                                       4            1,403         97%               $247
      Buena Vista               ND     Fargo                                        400         97%               $242
      Columbia Heights          ND     Grand Forks                                  302         99%               $256
      Meadow Park               ND     Fargo                                        118         88%               $180
            TOTAL NORTH DAKOTA                                       3              820         96%               $238
      Casual Estates            NY     Syracuse                                     961         74%               $315
      Meadowbrook               NY     Ithaca                                       237         75%               $251
      Oak Orchard Estates       NY     Rochester                                    235         93%               $272
      Shadybrook                NY     Syracuse                                      89         74%               $315
                TOTAL NEW YORK                                       4            1,522         77%               $299
*     Hunter's Chase            OH     Lima                                         136         36%               $165
      Vance                     OH     Columbus                                     110         95%               $204
      Willo-Arms                OH     Cleveland                                    262        100%               $184
      Yorktowne                 OH     Cincinnati                                   354         98%               $311
                    TOTAL OHIO                                       4              862         88%               $236
      Crestview                 OK     Stillwater                                   237         89%               $185
                TOTAL OKLAHOMA                                       1              237         89%               $185
      Knoll Terrace             OR     Salem                                        212         99%               $328
      Riverview                 OR     Portland                                     133         99%               $362
                  TOTAL OREGON                                       2              345         99%               $341
*     Carnes Crossing           SC     Summerville                                  535         96%               $158
*     Conway Plantation         SC     Myrtle Beach                                 299         64%               $177
      Saddlebrook               SC     Charleston                                   426         97%               $180
          TOTAL SOUTH CAROLINA                                       3            1,260         88%               $170
*     Eagle Creek               TX     Tyler                                        198         40%               $158
      Homestead Ranch           TX     McAllen                                      126         91%               $211
      Leisure World             TX     Brownsville                                  201         92%               $190
      The Homestead             TX     McAllen                                       99         98%               $208
      Trail's End               TX     Brownsville                                  307         82%               $183
                   TOTAL TEXAS                                       5              931         78%               $185
*     Regency Lakes             VA     Winchester                                   384         70%               $202
                TOTAL VIRGINIA                                       1              384         70%               $202
      Eagle Point               WA     Seattle                                      230         99%               $430
              TOTAL WASHINGTON                                       1              230         99%               $430
      Breazeale                 WY     Laramie                                      116         96%               $221
                 TOTAL WYOMING                                       1              116         96%               $221
      Totals                                                                     51,101       92.4%               $292

*Communities in the Active Expansion Portfolio.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol CPJ. The following table sets forth, for the quarterly periods shown, the high and low sales price per share as reported on the NYSE for the years ended December 31, 1997 and 1998.

                                 Price Range        Cash Dividend
                                 -----------
      Quarter Ended             High      Low         Declared
      -------------             ----      ---         --------
      March 31, 1997          $     28  $24-3/4          $ .43
      June 30, 1997           $ 28-3/4  $24-3/4          $ .43
      September 30, 1997      $ 31-1/8  $27-7/8          $ .43
      December 31, 1997       $31-9/16  $29-1/4          $ .43

                                 Price Range        Cash Dividend
                                 -----------
      Quarter Ended           High      Low           Declared
      -------------           ----      ---           --------
      March 31, 1998          $     32  $28-3/4          $.455
      June 30, 1998           $ 30-1/2  $28-1/8          $.455
      September 30, 1998      $30-5/16  $25-3/4          $.455
      December 31, 1998       $     30  $26-1/4          $.455

Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes will be taxable to stockholders as dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the common stock to the extent thereof, with the remainder as taxable gain.

At March 12, 1999, there were approximately 680 holders of record and approximately 16,000 beneficial owners of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The following table sets forth summary financial information of the Company for the periods and dates indicated.

                                                            For the Year Ended December 31,

In thousands, except per share data                 1998       1997(1)     1996       1995       1994
                                                ----------    --------   --------   --------   --------
OPERATING DATA:
Revenues:
  Rental income                                  $  167,206   $134,801   $ 67,233   $ 61,558   $ 47,318
  Management, interest and other income               5,924      3,368        151        297        749
                                                 ----------   --------   --------   --------   --------
    Total revenues                                  173,130    138,169     67,384     61,855     48,067
Expenses:
  Property operating and
    administrative                                   67,699     56,053     26,870     24,410     19,944
  Depreciation and amortization                      39,658     31,510     11,452     11,014      7,230
  Interest and related amortization                  31,287     25,918     12,962     12,452      5,996
                                                 ----------   --------   --------   --------   --------
    Total expenses                                  138,644    113,481     51,284     47,876     33,170
                                                 ----------   --------   --------   --------   --------
Income before extraordinary
         item and minority interests                 34,486     24,688     16,100     13,979     14,897
  Extraordinary item (2)                                  -          -          -       (829)         -
  Less income allocated to minority interests:
   Preferred OP Units                                 4,249          -          -          -          -
   Common OP Units                                    3,436      2,986      9,566      7,847      8,860
                                                 ----------   --------   --------   --------   --------
  Net income available to
     common shareholders                         $   26,801   $ 21,702   $  6,534   $  5,303   $  6,037
                                                 ==========   ========   ========   ========   ========
  Weighted average common shares
     outstanding                                     27,282     23,688      6,022      5,959      5,750
  Weighted average common shares
     and OP Units outstanding                        30,779     26,947     14,837     14,779     14,189

EARNINGS PER SHARE/OP UNIT DATA:
  Income before extraordinary
    item                                         $      .98   $    .92   $   1.09   $    .95   $   1.05
  Extraordinary item                             $            $      -   $      -   $   (.06)  $      -
                                                          -                                           -
  Net income - basic                             $      .98   $    .92   $   1.09   $    .89   $   1.05
  Net income - diluted                           $      .97   $    .91   $   1.08   $    .89   $   1.05
  Dividends/distributions declared               $     1.82   $   1.72   $   1.62   $  1.525   $  1.425

CASH FLOW DATA:
  Net cash provided by operating
    activities                                   $   76,809   $ 54,545   $ 29,755   $ 28,097   $ 22,584
  Net cash provided by (used in)
    financing activities                         $   75,820   $ 21,088   $   (595)  $(24,365)  $  7,056
  Net cash (used in) investing activities        $ (167,089)  $(61,309)  $(29,518)  $ (6,158)  $(46,214)

BALANCE SHEET DATA:
  Rental property, before accumulated
    depreciation                                 $1,026,509   $836,175   $300,631   $276,423   $266,833
  Rental property, net of accumulated
    depreciation                                 $  875,249   $723,861   $219,338   $206,555   $207,977
  Total assets                                   $  959,194   $782,738   $232,066   $212,034   $215,418
  Total debt                                     $  427,778   $387,015   $168,315   $132,700   $132,747
  Minority interests in
    Operating Partnership                        $  120,475   $ 35,272   $ 26,552   $ 36,264   $ 41,569
  Shareholders' equity                           $  367,935   $322,966   $ 16,191   $ 24,308   $ 25,542

-------    ----------------------------------

                                           For the Year Ended December 31,
OTHER DATA:
Dollars in thousands                    1998    1997(1)     1996     1995      1994
                                       -------  -------    ------   ------    ------
 Total properties (at end of period)      165       131        47        44        43
 Total sites (at end of period) (3)    51,101    43,800    20,279    19,594    19,185
 Weighted average occupied sites       45,882    38,053    18,889    18,051    14,913
 Funds from operations (4)            $69,767   $55,962   $27,460   $24,898   $22,015

(1) In February 1997, the Company completed the Merger with ROC. See Note 3 to the Consolidated Financial Statements for information regarding the Merger.

(2) The extraordinary item represents prepayment penalties and certain other related costs associated with the early extinguishment of debt.

(3)   Does not include 1,359 park model/RV sites, purchased in 1998

(4) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property, certain non-recurring items and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property, amortization of intangibles and certain non-recurring items are the only non-cash adjustments. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                           For the Year Ended December 31,

(In thousands)                       1998      1997     1996     1995     1994
                                   --------  --------  -------  -------  -------
Income before extraordinary item
      and minority interests        $34,486   $24,688  $16,100  $13,979  $14,897
Less:
       Income allocated to
         Preferred OP Units           4,249         -        -        -        -
Plus:
       Depreciation of rental
         property                    38,962    30,867   11,360   10,919    7,118
       Amortization of intangibles      446       407        -        -        -
       Non-recurring items, net         122         -        -        -        -
                                    -------   -------  -------  -------  -------

Funds from Operations               $69,767   $55,962  $27,460  $24,898  $22,015
                                    =======   =======  =======  =======  =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives that are subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent the Company from achieving its objectives.

OVERVIEW

The Company is one of the largest owner/managers of manufactured home communities in the United States, based both on the number of communities and the number of residential homesites owned. The Company added 121 manufactured home communities to its portfolio over the three-year period ended December 31, 1998. At the end of this period, the Company's portfolio was comprised of 165 manufactured home communities containing 51,101 manufactured homesites and 1,359 park model/RV sites, located in 28 states.

A substantial portion of the Company's growth since the beginning of 1996 can be attributed to the Company's merger with ROC on February 11, 1997. The historical results of the Company include the results of operations of ROC since February 1, 1997. In addition, as a result of the Merger, the Company acquired ROC's third-party property management operations and its taxable sales and brokerage subsidiary, CSI. During 1998, the Company acquired 34 communities (the "Acquisition Properties") in four separate portfolio acquisitions, containing an aggregate of 7,045 manufactured homesites and 1,359 park model/RV sites.

Company growth since the beginning of 1996 can also be attributed to increased operating performance at existing communities, community expansions, new community development and additional acquisition activities.

Since its organization, the Company has elected to qualify as a REIT under the Code and thus does not generally pay federal corporate income taxes on its earnings to the extent that such earnings are distributed to shareholders.

The Company conducts substantially all of its activities through the Operating Partnership in which it owned a combined 89 percent general partner interest as of December 31, 1998.

HISTORICAL RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 1998 and 1997. The Company considers all communities owned by the Company or ROC as of January 1, 1997 as the "Core 1997 Portfolio".

                                            Core 1997 Portfolio              Total
                                         -----------------------     -------------------
                                            1998          1997         1998       1997
                                         ---------      --------     -------     -------
Dollars in thousands, except per site
As of December 31,
Number of Communities                         126            126          165         131
Total manufactured homesites               43,379         43,051       51,101      43,800
Occupied sites                             39,973         39,564       47,192      40,286
Occupancy %                                  92.1%          91.9%        92.4%       92.0%


For the year ended December 31,
Rental income                            $146,445       $139,048     $167,206    $134,801
Property operating expense               $ 52,259       $ 50,712     $ 59,345    $ 49,092
Net operating income                     $ 94,186       $ 88,336     $107,861    $ 85,709
Weighted average monthly rent            $    299       $    286     $    292    $    287
 per site

For the year ended December 31, 1998, income before minority interests was $34,486,000, an increase of $9,798,000 from the year ended December 31, 1997. The increase was due primarily to acquisitions and the Merger, as well as increased net operating income from the Core 1997 Portfolio. The increase in net operating income from the Company's Core 1997 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 1998 was $167,206,000, an increase of $32,405,000 from 1997. Approximately 57 percent was due to acquisitions and 18 percent was due to the Merger. The remaining 25 percent increase was due to rental increases and occupancy gains in the Company's Core 1997 Portfolio.

Weighted average occupancy for the year ended December 31, 1998 was 45,882 sites compared with 38,053 sites for the same period in 1997. During 1998, the Company increased occupancy by 627 sites, of which 344 were in its active expansion communities. The Company also added 407 sites to its portfolio through the expansion of its communities. The occupancy rate for the total portfolio was
92.4 percent on 51,101 sites as of December 31, 1998, compared to 92.0 percent on sites as of December 31, 1997. The occupancy rate on the stabilized portfolio was 94.0 percent as of December 31, 1998. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $292 compared with $287 for the same period in 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $299 compared with $286 for the same period in 1997, an increase of 4.5 percent.

Management fee, interest and other income primarily include management fee income for the management of 36 manufactured home communities, equity earnings from the Company's sales subsidiary, CSI, and interest income on notes receivable and advances to affiliates. The increase in 1998 from 1997 is due primarily to increased development activities in which the Company funds the development costs and recognizes interest income and expense.

Property operating and maintenance expense for the year ended December 31, 1998 increased by $7,948,000 or 20.3 percent from the same period a year ago. The majority of the increase was due to the acquisitions and the Merger. The remaining increase was due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense remained constant at $86.

Real estate taxes for the year ended December 31, 1998 increased by $2,305,000 or 23.2 percent from the year ended December 31, 1997. The increase is due primarily to acquisitions and expansions of communities, the Merger and general increases. On a per site basis, monthly weighted average real estate taxes were $22.25 in 1998 compared to $21.78 in 1997, an increase of 2.2 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1998 increased due to acquisitions and the Merger. Administrative expense in 1998 was 4.8 percent of total revenues as compared to 5.0 percent in 1997.

Interest and related amortization costs increased for the year ended December 31, 1998 by $5,369,000, as compared with the year ended December 31, 1997. The increase is attributable primarily to the indebtedness incurred to finance the acquisitions. Interest expense as a percentage of average debt outstanding remained relatively constant at approximately 7.7 percent.

Depreciation expense for the year ended December 31, 1998, increased $8,148,000 from the same period a year ago. The increase is directly attributable to acquisitions and the Merger. Depreciation expense as a percentage of average depreciable rental property in 1998 remained relatively unchanged from 1997.

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

For the year ended December 31, 1997, income before minority interests was $24,688,000, an increase of $8,588,000 from the year ended December 31, 1996. The increase was due primarily to the Merger, as well as acquisitions that were consummated in 1997 and 1996 by the Company or ROC, and increased net operating income from communities owned by the Company and ROC at the beginning of the period (the "Core 1996 Portfolio"). The increase in net operating income from the Company's Core 1996 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 1997 was $134,801,000, an increase of $67,568,000 from 1996. Approximately 80 percent of the increase was due to the Merger, and 9 percent was due to 1997 and 1996 acquisitions made by the Company or ROC. The remaining 11 percent increase was due to rental increases and occupancy gains in the Company's Core 1996 Portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $76,809,000 for the year ended December 31, 1998, compared to $54,545,000 for the same period in 1997. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash provided by financing activities for the year ended December 31, 1998 was $75,820,000. This consisted primarily of $53,678,000 of net proceeds received from the issuance in February 1998 of 1,850,000 shares of common stock, $73,002,000 in net proceeds received from the issuance in April 1998 of Series A Preferred OP Units to an institutional investor, and net borrowings on the Company's line of credit of $11,736,000. These proceeds were offset partially by $57,878,000 in dividends and distributions paid to shareholders and OP Unitholders in 1998.

Net cash used in investing activities for the year ended December 31, 1998 was $167,089,000. This amount represents acquisitions, joint venture investments and advances, capital expenditures and development costs. During 1998, the Company acquired, through four separate portfolio acquisitions, 31 manufactured home communities and three park model/RV communities with a total of 7,045 homesites and 1,359 park model/RV sites. The Company's total investment of approximately $170 million was financed primarily by the assumption of $31.7 million of mortgage and other notes, the issuance of 943,075 OP Units, borrowing under the Company's lines of credit and the proceeds received from the issuance of common stock. The lines of credit were subsequently repaid with the proceeds of $73 million from the issuance of Series A Preferred OP Units.

During 1998, the Company invested approximately $6.5 million in the expansion of its existing communities. During 1998, the Company added 407 available sites to its portfolio. In addition, during 1998, the Company invested or advanced $33.2 million to certain affiliates of the Company. This consisted primarily of approximately $10.2 million to seven joint ventures, through which the Company is developing manufactured home communities, $11.1 million to N'Tandem Trust, an entity in which the Company owns approximately 17 percent of its outstanding common stock and $10 million in other investments in entities owning manufactured home communities. For the year ended December 31, 1998, recurring property capital expenditures, other than development costs, were approximately $5.2 million. Capital expenditures have historically been financed out of funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

In August 1998, the Company renegotiated its line of credit with Bank One, N.A., acting as lead agent, (the "Bank One Credit Facility") increasing the line from $75 million to $100 million. The interest rate was reduced from LIBOR plus 110 basis points to a maximum of LIBOR plus 80 basis points and its maturity date was extended to 2001.

As of December 31, 1998, in addition to the Bank One Credit Facility, the Company had a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of December 31, 1998, approximately $36.7 million was outstanding under the Credit Facilities and the Company had available $70.8 million in additional borrowing capacity.

In December 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities (SM) ("MOPPRS(SM)") due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, were approximately $102.0 million. The net proceeds from the MOPPRS(SM) were utilized primarily to reduce outstanding balances under the Credit Facilities and to finance acquisitions. The MOPPRS(SM) are rated as "BBB" by Standard & Poor's Rating Service and "Baa3" by Moody's Investors Service.

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

As of December 31, 1998, the Company had outstanding, in addition to the Credit Facilities, $245 million of unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 4.2 years, respectively, and $129 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.5 years, respectively. As of December 31, 1998, the Company had approximately $428 million of total debt outstanding, representing 29 percent of the Company's total market capitalization. All of the debt is fixed rate debt, other than the Company's Credit Facilities and has a weighted average interest rate of 7.6 percent.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flows from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

INFLATION

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable the Company to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Company of any adverse effect of inflation.

YEAR 2000 COMPLIANCE

Management has assessed the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Company's continued growth, substantially all of the computer systems and applications and other operating systems in use in its home office and properties have been, or are in the process of being upgraded and modified. The Company is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Company's offices and properties. The Company anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Company does not expect to be material.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement for $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property, certain non-recurring items and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. For all periods presented, depreciation of rental property, amortization of intangibles and certain non-recurring items are the only non-cash adjustments. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:

                                              For the year ended December 31,
                                            -----------------------------------

                                             1998          1997          1996
                                            -------      --------      --------
(in thousands)
Income before extraordinary item
    and minority interests                  $34,486      $24,688        $16,100
Less:
    Income allocated to Preferred OP Units    4,249           -              -
Plus:
    Depreciation of rental property          38,962       30,867         11,360
    Amortization of intangibles                 446          407             -
    Non-recurring items, net                    122           -              -
                                            -------      -------        -------

Funds from operations                       $69,767      $55,962        $27,460
                                            =======      =======        =======

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Chateau Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Chateau Communities, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
February 8, 1999

                           CHATEAU COMMUNITIES, INC.
                      CONDSOLIDATED STATEMENTS OF INCOME

     In thousands, except per share data
                                                FOR THE YEAR ENDED DECEMBER 31,
                                                   1998       1997       1996
                                                ----------  ---------  --------
Revenues:
  Rental income                                   $167,206   $134,801   $67,233
  Management, interest and other income              5,924      3,368       151
                                                  --------   --------   -------
                                                   173,130    138,169    67,384
Expenses:
  Property operating and maintenance                47,094     39,146    18,201
  Real estate taxes                                 12,251      9,946     4,856
  Depreciation and amortization                     39,658     31,510    11,452
  Administrative                                     8,354      6,961     3,813
  Interest and related amortization                 31,287     25,918    12,962
                                                  --------   --------   -------
                                                   138,644    113,481    51,284
                                                  --------   --------   -------

  Income before minority interests                  34,486     24,688    16,100

Less income allocated to minority interests:
   Preferred OP Units                                4,249          -         -
   Common OP Units                                   3,436      2,986     9,566
                                                  --------   --------   -------

Net income available to
     common shareholders                          $ 26,801   $ 21,702   $ 6,534
                                                  ========   ========   =======

Per share/OP Unit information:

  Basic earnings per common share                 $    .98   $    .92   $  1.09
                                                  ========   ========   =======

  Diluted earnings per common share               $    .97   $    .91   $  1.08
                                                  ========   ========   =======

  Dividends/distributions declared per
  common share/OP Unit outstanding                $   1.82   $   1.72   $  1.62
                                                  ========   ========   =======

  Tax status of dividends,
  return of capital portion                       $    .69   $    .62   $   .65
                                                  ========   ========   =======

Weighted average common shares
  outstanding - basic                               27,282     23,688     6,022
                                                  ========   ========   =======

Weighted average common
  shares/OP Units outstanding - basic               30,779     26,947    14,837
                                                  ========   ========   =======

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                In thousands, except share data                     1998        1997
                                                                 -----------  ---------
ASSETS
Rental property:
  Land                                                           $  135,444   $111,832
  Land and improvements for expansion sites                          22,184     14,437
  Manufactured home community improvements                          791,859    647,388
  Community buildings                                                55,887     44,406
  Furniture and other equipment                                      21,135     18,112
                                                                 ----------   --------
  Total rental property                                           1,026,509    836,175

    Less accumulated depreciation                                   151,260    112,314
                                                                 ----------   --------

      Net rental property                                           875,249    723,861

Cash and cash equivalents                                               450     14,910
Rents, notes and other receivables                                   10,286     11,034
Investments in and advances to affiliates                            65,473     25,662
Prepaid expenses and other assets                                     7,736      7,271
                                                                 ----------   --------

         Total assets                                            $  959,194   $782,738
                                                                 ==========   ========

LIABILITIES
Debt                                                             $  427,778   $387,015
Accrued interest payable                                              4,322      3,909
Accounts payable and accrued expenses                                16,708     15,848
Rents received in advance and security deposits                       6,898      5,580
Dividends/distributions payable                                      15,078     12,148
                                                                 ----------   --------

      Total liabilities                                             470,784    424,500

COMMITMENTS AND CONTINGENCIES (NOTES 11 & 12)                             -          -

MINORITY INTERESTS IN OPERATING PARTNERSHIP                         120,475     35,272

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 2 million shares
  authorized; no shares issued or outstanding                             -          -
Common stock, $.01 par value, 90 million shares authorized;
  27,936,016 and 25,476,172 shares issued and outstanding at,
 December 31, 1998 and 1997, respectively                               279        255
Additional paid-in capital                                          432,711    356,780
Dividends in excess of accumulated earnings                         (56,637)   (33,174)
Notes receivable, officers, 406,569 and 49,507
  shares outstanding at December 31, 1998
  and 1997, respectively                                             (8,418)      (895)
                                                                 ----------   --------

      Total shareholders' equity                                    367,935    322,966
                                                                 ----------   --------

      Total liabilities and shareholders' equity                 $  959,194   $782,738
                                                                 ==========   ========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       FOR THE YEAR ENDED DECEMBER 31,
In thousands, except per share data                      1998        1997       1996
                                                      ----------  ----------  ---------
Common stock:
  Balance at beginning of period                       $    255   $      57   $     61
  Common stock issued, net of issuance costs                 19           -          -
  Issuance of shares from awards, exercise of
    options and sales to key employees                        4           2          -
  Issuance of shares in connection with
    acquisitions                                              -           1          -
  Issuance of shares in exchange for OP Units                 2          10          -
  Repurchase and retirement of shares                        (1)        (11)        (4)
  Issuance of shares in connection with the Merger            -         196          -
                                                       --------   ---------   --------
  Balance at end of period                             $    279   $     255   $     57
                                                       ========   =========   ========

Additional paid-in capital:
  Balance at beginning of period                       $356,780   $  28,187   $ 33,152
  Common stock issued, net of issuance costs             53,659           -          -
  Issuance of shares from awards, exercise of
    options and sales to key employees                    9,115       4,492        239
  Issuance of shares in connection with
    acquisitions                                              -       3,022          -
  Issuance of shares in exchange for OP Units             6,553     159,693          -
  Repurchase and retirement of shares                      (931)    (28,676)   (11,235)
  Issuance of shares in connection with the Merger            -     359,584          -
  Transfer (to)from minority interests
    ownership in Operating Partnership                    7,535    (169,522)     6,031
                                                       --------   ---------   --------
  Balance at end of period                             $432,711   $ 356,780   $ 28,187
                                                       ========   =========   ========

Dividends in excess of accumulated earnings:
  Balance at beginning of period                       $(33,174)  $ (11,233)  $ (8,064)
  Net income                                             26,801      21,702      6,534
  Dividends declared, $1.82, $1.72
    and $1.62 per share                                 (50,264)    (43,643)    (9,703)
                                                       --------   ---------   --------
  Balance at end of period                             $(56,637)  $ (33,174)  $(11,233)
                                                       ========   =========   ========

Notes receivable, officers:
  Balance at beginning of period                       $   (895)  $    (820)  $   (841)
  Issuance of 357,062 shares in 1998 through sales
    to key employees                                     (7,557)       (100)         -
  Payments received                                          34          25         21
                                                       --------   ---------   --------
  Balance at end of period                             $ (8,418)  $    (895)  $   (820)
                                                       ========   =========   ========

Total shareholders' equity, end of period              $367,935   $ 322,966   $ 16,191
                                                       ========   =========   ========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
In thousands                                                                         1998           1997        1996
                                                                                 -------------  -----------  ----------
Cash flows from operating activities:
  Net income                                                                       $  26,801     $  21,702    $  6,534
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Income attributable to minority interests                                            7,685         2,986       9,566
  Depreciation and amortization                                                       39,658        31,510      11,452
  Amortization of debt issuance costs                                                    764           480         437
  Decrease (increase) in operating assets                                               (690)        1,495        (562)
  Increase (decrease) in operating liabilities                                         2,591        (3,628)      2,328
                                                                                   ---------     ---------    --------
   Net cash provided by operating activities                                          76,809        54,545      29,755
                                                                                   ---------     ---------    --------

Cash flows from financing activities:
  Proceeds from issuance of Senior Notes                                                   -       102,630           -
  Borrowings on line of credit                                                       120,935       105,111      36,750
  Payments on line of credit                                                        (109,200)     (150,945)          -
  Principal payments on mortgages                                                     (1,828)       (1,596)     (1,135)
  Payoff of mortgages                                                                 (3,315)            -           -
  Payment of debt issuance costs                                                        (237)         (895)       (234)
  Distributions to shareholders/OP
    Unitholders                                                                      (57,878)      (42,111)    (24,065)
  Common shares/OP Units repurchased and retired                                        (932)      (19,851)    (12,171)
  Net proceeds from the issuance of common shares                                     53,678        25,477           -
  Net proceeds from the issuance of Preferred OP Units                                73,002             -           -
  Exercise of common stock options and other                                           1,595         3,268         260
                                                                                   ---------     ---------    --------
    Net cash provided by (used in)
      financing activities                                                            75,820        21,088        (595)
                                                                                   ---------     ---------    --------

Cash flows from investing activities:
  Acquisition of rental properties                                                  (116,605)      (22,655)    (21,727)
  Disposition of rental property                                                       3,329         2,455           -
  Additions to rental properties                                                     (14,958)      (15,544)     (4,731)
  Investments in and advances to affiliates                                          (32,205)       (4,259)          -
  Advances to CSI                                                                     (6,650)       (8,849)          -
  Merger costs                                                                             -       (12,457)     (3,060)
                                                                                   ---------     ---------    --------
    Net cash used in investing activities                                           (167,089)      (61,309)    (29,518)
                                                                                   ---------     ---------    --------

Increase (decrease) in cash and cash equivalents                                     (14,460)       14,324        (358)
Cash and cash equivalents, beginning of period                                        14,910           586         944
                                                                                   ---------     ---------    --------
Cash and cash equivalents, end of period                                           $     450     $  14,910    $    586
                                                                                   =========     =========    ========
Supplemental information:
  Cash paid for interest, net of amounts capitalized                               $  30,110     $  24,325    $ 12,176
                                                                                   =========     =========    ========
  Fair market value of OP Units/shares issued
    for acquisitions/joint venture investments                                     $  29,150     $   3,683    $  1,964
                                                                                   =========     =========    ========
  Debt assumed in connection with acquisitions
   and development                                                                 $  34,171     $   1,049    $166,100
                                                                                   =========     =========    ========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    _______


1.   ORGANIZATION AND FORMATION OF COMPANY:
     -------------------------------------

Chateau Communities, Inc. (the "Company"), a real estate investment trust, was formed in November 1993 as Chateau Properties, Inc. In 1997, the Company merged with ROC Communities, Inc. ("ROC").

The Company is engaged in the business of owning and operating manufactured housing community properties primarily through CP Limited Partnership (the "Operating Partnership"). As of December 31, 1998, the Company owned 165 properties containing an aggregate of 51,101 homesites and 1,359 park model/RV sites, located in 28 states. Approximately 29 percent of these homesites were in Florida and 27 percent were in Michigan. The Company also fee managed 36 properties containing an aggregate of 7,500 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company generally for a term of one year or less.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company, its wholly owned qualified REIT subsidiaries and its Operating Partnership. The Company and ROC are the general partners of the Operating Partnership. All significant inter-entity balances and transactions have been eliminated in consolidation.

The Company conducts manufactured home sales and brokerage activities through its taxable subsidiary Community Sales, Inc. ("CSI"). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow. The Company accounts for its investment in CSI utilizing the equity method of accounting.

                           CHATEAU COMMUNITIES, INC.

                                    _______

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:
     ----------------------------------------------------


Minority Interests

Minority interests include common operating partnership units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Issuance of additional shares of common stock or OP Units changes the percentage ownership of both the minority interests and the Company. Since an OP Unit is equivalent to a common share (due to, among other things, its exchangeability for a common share), such transactions are treated as capital transactions and result in an equity transfer adjustment among shareholders' equity and minority interests in the Company's balance sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

Income before minority interests is ascribed to the holders of common OP Units based on their respective weighted average ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of common OP Units held by the limited partners by the total common OP Units outstanding including the OP Units held by the Company.

Also included in minority interests is $73,002,000, which represents 1.5 million 8.125% Series A Cumulative Redeemable Preferred Units ("Preferred Units"). The Preferred Units are exchangeable on or after April 20, 2008 for authorized but unissued shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles involves the use of certain management estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and are renewable upon the consent of both parties or, in some instances, as provided by statute.

                           CHATEAU COMMUNITIES, INC.

                                    _______

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:
     -----------------------------------------------------


Rental Property

Rental property is carried at cost less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of the recoverability of its rental property includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. If a rental property is determined to be significantly impaired, the asset is written down to its estimated fair value.

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                      ESTIMATED USEFUL
CLASS OF ASSET                                         LIVES (YEARS)
--------------                                         -------------
Manufactured home community improvements                  20 to 30
Community buildings                                       25 to 30
Furniture and other equipment                             3 to 10

Maintenance, repairs and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized. When rental property assets are sold or otherwise retired, the cost of such assets, net of accumulated depreciation compared to the sale proceeds, are recognized in income as gains or losses on disposition.

Capitalized Interest

Interest is capitalized on development projects during periods of construction through obtainment of a certificate of occupancy. Interest capitalized by the Company during 1998 and 1997 was $579,000 and $708,000, respectively.

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

                           CHATEAU COMMUNITIES, INC.

                                    _______


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:
     ----------------------------------------------------

Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The conversion of an OP Unit to common stock has no effect on earnings per common share since the earnings of an OP Unit are equivalent to the earnings of a share of common stock. Diluted earnings per common share are computed assuming the exercise of all outstanding stock options, which would have a dilutive effect.

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications

Certain reclassifications have been made to the prior year information to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments approximate their carrying values at December 31, 1998 and 1997.

Debt Issuance Costs

Costs incurred to obtain financing and costs of interest rate protection are deferred and amortized on a straight line basis, which approximates the effective interest method, over the term of the related loans or agreements. These costs, net of accumulated amortization, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Recently Issued Accounting Standard

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement for $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

                           CHATEAU COMMUNITIES, INC.

                                    _______

3.   MERGER WITH ROC COMMUNITIES, INC.:
     ----------------------------------

On February 11, 1997, the Company completed its merger with ROC (the "Merger"). The Merger and related transactions was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of ROC were adjusted to fair value for financial accounting purposes and the results of operations of ROC were included in the results of operations of the Company beginning in February 1997.

In connection with the Merger, the following transactions occurred:

- The Company repurchased and retired 1,200,000 shares of its common stock, of which 750,000 and 450,000 shares were repurchased in 1997 and 1996, respectively;

- ROC purchased 350,000 shares of the Company's common stock in 1996, which was retired at the time of the Merger;

- The Company issued 1.042 shares of its common stock for each share of ROC stock outstanding;

- The Company paid a stock dividend equal to .0326 shares of Company common stock per common share/OP Unit outstanding;

- Certain OP Unitholders converted 6,170,908 OP Units into common shares. These OP Unitholders waived their right to receive the above dividend and as a result it was re-allocated to the existing shareholders, resulting in a distribution to the common shareholders of .068 shares of common stock;

- Certain OP Unitholders purchased 984,423 additional shares of common stock from the Company at $25.88 per share; and

-    In May 1997 the Company's name was changed to Chateau Communities, Inc.

The total ROC purchase price of $351 million was allocated as follows:

      Rental property                                   $ 501.3
      Net working capital                                  15.8
      Debt assumed                                       (166.1)
                                                        -------
                                                        $ 351.0
                                                        =======

                           CHATEAU COMMUNITIES, INC.

                                    _______

3.   MERGER WITH ROC COMMUNITIES, INC. CONTINUED
     -------------------------------------------

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1996. In addition, the pro forma information is presented as if the acquisitions of 14 properties made in 1996 by the Company and ROC had occurred on January 1, 1996. No pro forma adjustments were made for the 1997 acquisitions made by the Company. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1996.

(In thousands, except per share data)
                                           1997       1996
                                         ---------  --------

Revenues                                  $142,600  $132,800
                                          ========  ========
Total expenses                            $117,500  $113,200
                                          ========  ========
Net income*                               $ 25,100  $ 19,600
                                          ========  ========
Per common share*                         $    .89  $    .70
                                          ========  ========

*Assumes all common OP Units are exchanged for common stock.

4.   COMMON STOCK AND RELATED TRANSACTIONS
     -------------------------------------

The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1998, 1997, and 1996.

                                                                   1998                 1997                 1996
                                                            -------------------  -------------------  -------------------

Common shares outstanding at January 1                              25,476,172            5,660,960            6,095,960
Common stock issued                                                  1,850,000                    -                    -
Shares repurchased and retired                                         (43,333)          (1,100,100)            (450,000)
Shares issued in exchange for OP Units                                 246,489            6,170,908                    -
Shares issued through stock awards, sales to key
  employees and the exercise of stock options                          406,688              238,478               15,000
Shares issued to certain OP Unitholders for cash                             -              984,423                    -
Shares issued  in exchange for ROC
  common stock outstanding                                                   -           13,109,941                    -
Shares issued in connection with the stock dividend                          -              310,323                    -
Shares issued in connection with the acquisition
  of The Windsor Corporation                                                 -              101,239                    -
                                                                    ----------           ----------            ---------
Common shares outstanding at December 31                            27,936,016           25,476,172            5,660,960
                                                                    ==========           ==========            =========

The Company paid a dividend/distribution of $.455 per common share/OP Unit on April 14, 1998, July 15, 1998, October 15, 1998 and January 15, 1999 to
shareholders and OP Unitholders of record as of March 31, 1998, June 30, 1998, September 30, 1998 and December 28, 1998, respectively. The dividend/distribution paid on January 15, 1999 was included in distributions payable in the accompanying consolidated balance sheet as of December 31, 1998.

The notes receivable from officers bear interest and are collateralized by the underlying common shares.

                           CHATEAU COMMUNITIES, INC.

                                    _______


4.   COMMON STOCK AND RELATED TRANSACTIONS CONTINUED:
     ------------------------------------------------

In February 1998, the Company received net proceeds of approximately $53.7 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were used to finance acquisitions made in March 1998 and to reduce outstanding balances under the Company's line of credit, which was used to finance acquisitions made in January.

Basic and diluted earnings per share ("EPS") are summarized in the table below:

(In thousands, except per share data)                   FOR THE YEAR ENDED DECEMBER 31,
                                                   1998                       1997                      1996
                                               ------------               -------------              -----------
Basic EPS:

    Income (1)                                      $30,237                     $24,688                  $16,100
                                               ============               =============              ===========

    Weighted average
         common shares outstanding                   27,282                      23,688                    6,022
    Weighted average                                                                                       8,815
         common OP Units outstanding                  3,497                       3,259
    Weighted average                           ------------               -------------              -----------
         common shares/OP Units - Basic              30,779                      26,947                   14,837
                                               ============               =============              ===========

    Per Share                                       $   .98                     $   .92                  $  1.09
                                               ============               =============              ===========

Diluted EPS:
    Income (1)                                      $30,237                     $24,688                  $16,100
                                               ============               =============              ===========
    Weighted average
         common shares outstanding                   27,282                      23,688                    6,022
    Weighted average
         common OP Units outstanding                  3,497                       3,259                    8,815
    Employee stock options                              275                         245                      120
                                               ------------               -------------              -----------
    Weighted average
         common shares/OP Units - Diluted            31,054                      27,192                   14,957
                                               ============               =============              ===========

    Per Share                                       $   .97                     $   .91                  $  1.08
                                               ============               =============              ===========

(1) Represents income before minority interests less the income allocated to the Preferred Units.

                           CHATEAU COMMUNITIES, INC.

                                    _______

5.   ACQUISITIONS OF RENTAL PROPERTY:
     --------------------------------

(Dollars in thousands)

                                                                Amount         Fair Market
                                                               Allocated       Value of OP
  Acquisition             # of                                 to Assets       Units/Shares          Debt
     Date               Communities    # of Sites     State     Acquired          Issued           Assumed        Cash(1)
-------------           -----------    ----------     -------  ----------      ------------        -------        ----
January 1998                2               961         SC        $15,900           $ 9,620              -        $ 6,280

January 1998               10             1,093(2)      FL        $38,700           $18,307        $19,335(4)     $ 1,058
                            4               276         CT

March 1998                  5               839         IN        $37,600                 -              -        $37,600
                            1               682         MI

April 1998                 10             2,587         MI        $78,100                          $12,401        $65,699
                            2               607         NC

-------------------------------------------------------------------------------------------------------------------------
November 1997               4               641         MA        $20,000           $   500                       $19,500
-------------------------------------------------------------------------------------------------------------------------

March 1996                  1               160         MI        $ 3,400                                         $ 3,400

May 1996                    2               276         IL        $ 5,800           $ 1,000                       $ 4,800

September 1996 (3)          6                         Various     $10,300                                         $10,300

(1) The cash used to finance the Company's acquisitions was provided by borrowings on the line of credit, the issuance of 1.85 million common shares in February 1998 (see Note 4) and the issuance of $75 million of Preferred Units (see Note 2).
(2)  Does not include park model/RV sites.
(3) Represents a 50 percent interest in a joint venture with ROC. After the Merger in February 1997, the Company owns 100 percent of these properties.
(4)  Includes $12 million for a capital lease obligation.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 1998 had occurred on January 1 1997. No pro forma adjustments were made for the 1997 acquisitions as the effects on reported results were not material. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1997.

(in thousands, except per share data)                     1998             1997
                                                    ----------------  ---------------
Revenues                                                    $176,154         $150,055
                                                            ========         ========
Total expenses                                              $141,125         $124,982
                                                            ========         ========
Net income*                                                 $ 29,872         $ 21,441
                                                            ========         ========
Per common share*                                           $    .93         $    .75
                                                            ========         ========

*After allocation to Preferred Units. Assumes all common OP Units are exchanged for common stock.

                           CHATEAU COMMUNITIES, INC.

                                    _______


6.   INVESTMENTS IN AND ADVANCES TO AFFILIATES:
     ------------------------------------------

Investments in and advances to affiliates as of December 31, consisted primarily of the following:

                                                                              1998             1997
                                                                         ---------------  ---------------
Community Sales, Inc. ("CSI")                                                    $19,600          $12,950
Development and other joint ventures                                              34,743           12,712
N'Tandem Trust ("N'Tandem")                                                       11,130                -
                                                                                 -------          -------
                                                                                 $65,473          $25,662
                                                                                 =======          =======

CSI
---

Advances to CSI are primarily used to finance inventory purchases. The Company accounts for its investment in CSI using the equity method of accounting.

Development Joint Ventures
--------------------------

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development.

N'Tandem
--------

In September 1997, the Company completed the acquisition of The Windsor Corporation ("Windsor"), the general partner in five partnerships and advisor to one REIT, N'Tandem Trust ("N'Tandem", previously known as Windsor Real Estate Investment Trust 8). These six entities owned 30 manufactured home communities (containing 6,300 homesites), all of which have been managed by the Company or ROC on a fee basis since 1993.

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common shares of N'Tandem and issued two notes; one secured and one unsecured, for an aggregate of $5,001,000 due March 1999 for the acquisition by N'Tandem of one community in Montgomery, Alabama. On November 30, 1998, N'Tandem borrowed $5,650,000 from the Company for the acquisition of three communities in Lexington Park, Maryland. The notes bear interest at the prime rate of interest plus one percent per annum and are due November 1999. The Company owns approximately 17 percent of N'Tandem's outstanding common stock and accounts for its investment on an equity basis, recognizing income from an advisory agreement and interest income on the notes as earned. As of December 31, 1998, N'Tandem owned 6 communities with 1,307 homesites and an interest in 3 communities with 419 homesites.

                          CHATEAU COMMUNITIES, INC.

                                   _______

7.   FINANCING:
     ---------

The following table sets forth certain information regarding debt at December
31:


                                     Weighted                            Principal Balance
                                     Average            Maturity         -----------------
                                   Interest Rate         Date                 1998                1997
                                  ----------------  -----------------  ------------------  ------------------
                                                                                   (in thousands)

Fixed rate mortgages                         7.89%          1999-2011            $129,448            $113,969
Unsecured Senior Notes                       7.50%          2000-2004             245,000             245,000
Unsecured lines of credit                    6.39%          1999-2001              36,735              25,000
Capital lease obligation                                                           11,836                   -
Other notes payable                                                                 4,759               3,046
                                                                                 --------            --------
                                                                                 $427,778            $387,015
                                                                                 ========            ========

At December 31, 1998, the Company had a $100 million line of credit arrangement with Bank One, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit arrangement is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 80 basis points. The line matures in 2001. In addition, the Company has a $7.5 million unsecured line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points. As of December 31, 1998, approximately $36.7 million was outstanding under the Company's lines of credit and the Company had available $70.8 million in additional borrowing capacity. The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property.

During 1998, the Company assumed $19.4 million in fixed rate mortgages related to 6 properties, in connection with the acquisitions of the properties, with a weighted average interest rate of 7.54 percent.

In connection with the acquisitions made in 1998, the Company acquired nine communities, containing 900 homesites and 1,100 park model/RV sites, subject to long-term capital leases. The leases were convertible, at the lessor's option, into common OP Units. That option was exercised in January 1999.

On December 23, 1997, the Company issued 6.92% MandatOry Par Put Remarketed Securities/SM/ ("MOPPRS/SM/") due December 10, 2014. The net proceeds to the Company from the issuance before deducting offering expenses, was approximately $102 million. The additional $2 million, included in prepaid expenses and other assets in the accompanying balance sheets, represents a payment made by a remarketing dealer for the right to remarket the securities in 2004. The remarketing fee is being amortized over the life of the related debt.

                           CHATEAU COMMUNITIES, INC.

                                    _______

7.   FINANCING CONTINUED:
     -------------------

In connection with the issuance of the MOPPRS/SM/, the Company and the Operating Partnership entered into a remarketing agreement, dated as of December 23, 1997 (the "Remarketing Agreement"), with the remarketing dealer named therein (the "Remarketing Dealer"), pursuant to which the MOPPRS/SM/ are subject to mandatory tender in favor of the Remarketing Dealer on December 10, 2004 (the "Remarketing Date"), for a purchase price equal to 100% of the principal amount of the outstanding MOPPRS/SM/. Upon the Remarketing Dealer's election to remarket the MOPPRS/SM/, the interest rate to the December 10, 2014 maturity date of the MOPPRS/SM/ will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the Remarketing Agreement). In the event the Remarketing Dealer does not elect to remarket the MOPPRS/SM/, the MOPPRS/SM/ will mature on the Remarketing Date.

The aggregate amount of principal maturities on the fixed rate mortgages and Senior Notes payable subsequent to December 31, 1998 (in thousands) is as follows:

YEARS ENDING
 DECEMBER 31,
--------------
     1999                                                 $ 21,160
     2000                                                  163,976
     2001                                                      390
     2002                                                      839
     2003                                                   70,394
 Thereafter                                                117,689
                                                          --------
                                                          $374,448
                                                          ========


The Company has entered into an interest rate hedge agreement in order to hedge the interest rate on $75 million of senior notes.

8.   MINORITY INTERESTS IN OPERATING PARTNERSHIP:
     --------------------------------------------

Minority interests in the accompanying consolidated balance sheets represent both the common and preferred ownership interests in the Operating Partnership held by third parties. The common minority interest represents common OP Units which are convertible into an equivalent number of shares of the Company's common stock. As of December 31, 1998 and 1997, common minority interest was approximately 11 and 10 percent, respectively.

During 1998 and 1997, in connection with the Merger, certain OP Unitholders converted their OP Units into 246,489 and 6,170,908 shares of common stock, respectively, of the Company at a one for one exchange ratio. These transactions resulted in an increase of outstanding common shares, and a corresponding decrease of outstanding OP Units. In connection with these transactions, there were no proceeds received nor expenses incurred by the Company.

                           CHATEAU COMMUNITIES, INC.

                                    _______

8.   MINORITY INTERESTS IN OPERATING PARTNERSHIP CONTINUED:
     ------------------------------------------------------

The following is a summary of activity of the common minority interest in the Operating Partnership, including the transfer adjustment among the common minority interest and shareholders' equity in the consolidated balance sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

                                                     OPERATING
                                                    PARTNERSHIP    MINORITY
                                                       UNITS       INTEREST
                                                       -----       --------
                                                         (in thousands)
Majority interest in Operating Partnership
  at January 1, 1996                                      8,790   $  36,264

Majority interest in income                                   -       9,566
Distributions declared, $1.62 per unit                        -     (14,279)
Issuance of OP Units at fair value in connection
  with acquisitions                                          89       1,964
OP Units reacquired and retired by Operating
  Partnership                                               (43)       (932)
Transfer to shareholders' equity                              -      (6,031)
                                                      ---------   ---------
Majority interest in Operating Partnership
  at December 31, 1996                                    8,836   $  26,552
                                                      ---------   ---------

Minority interest in income                                   -   $   2,986
Distributions declared, $1.72 per unit                        -      (4,745)
Issuance of OP Units at fair value in
  connection with acquisitions                               23         660
Exchange of OP Units for shares of common
  stock                                                  (6,171)   (159,703)
Issuance of OP Units through a dividend                      87           -
Transfer from shareholders' equity                            -     169,522
Minority interest in Operating Partnership            ---------   ---------
   at December 31, 1997                                   2,775   $  35,272
                                                      ---------   ---------

Minority interest in income                                   -   $   3,436
Distributions declared, $1.82 per unit                        -      (6,295)
Issuance of OP Units at fair value in
  connection with acquisitions/investments
  in joint ventures                                         995      29,150
Exchange of OP Units for shares of common
  stock                                                    (246)     (6,555)
Transfer to shareholders' equity                              -      (7,535)
Minority interest in Operating Partnership            ---------   ---------
  at December 31, 1998                                    3,524   $  47,473
                                                      =========   =========

Also included in minority interests on the accompanying consolidated balance sheets are 1.5 million Preferred Units issued in April 1998. The proceeds of this issuance, $73,002,000, were used to pay off the outstanding balances on the Company's lines of credit, which were used to finance the acquisition of properties.

                           CHATEAU COMMUNITIES, INC.

                                    _______

9.   STOCK OPTION PLAN:
     -----------------

The Company measures compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Company's 1997 Equity Compensation Plan and 1993 Long Term Incentive Stock Plan (collectively, the "Plans") provide for up to 2.2 million shares of common stock that may be granted to directors, executive officers and other key employees. The Plans provide for the grant of options, restricted stock awards and stock appreciation rights. The Plans provide for the grant of options at "fair market value" which represents the quoted market price of the Company's common stock on the date of grant. The Compensation Committee of the Board of Directors determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

Information concerning stock options is as follows:

                                                     1998                   1997                1996
                                            ---------------------  ---------------------  -----------------------
                                                        Weighted-              Weighted-            Weighted-
                                                         Average                Average              Average
                                              Shares      Price      Shares      Price     Shares     Price
                                            ----------  ---------  ----------  ---------  --------  ---------
Shares subject to option:
Outstanding at beginning of year            1,197,406     $ 21.66    735,300     $ 21.66  454,150     $ 20.08

Granted (1)                                   447,500       30.12     60,000       25.62  308,150       23.99

Issued in connection with the Merger (2)            -           -    557,334       21.06        -           -

Exercised                                    (406,838)      19.30   (155,228)      21.00  (11,250)      21.21

Forfeited                                      (1,175)      19.10          -           -  (15,750)      22.11
                                            ---------     -------  ---------    --------  -------     -------

Outstanding at end of year                  1,236,893     $ 24.79* 1,197,406     $ 21.66* 735,300     $21.66*
                                            =========     =======  =========    ========  =======     =======

Options exercisable at year-end               823,257              1,182,406              176,287
                                            =========              =========              =======

Options available for grant at year-end       363,675                810,000              238,900
                                            =========              =========              =======

Weighted average remaining
  contractual life (in years)                     7.7                    7.3                  8.2
                                            =========              =========              =======

(1) The options granted do not include the grant of 80,000 shares of restricted stock in 1997 to executive officers of the Company.

(2) These represent options issued in exchange for existing ROC options at the time of the Merger and the adjustments for a 6.8 percent stock dividend paid on the Company's common stock, also in connection with the Merger.

*    Ranging in price from $18.18-$29.94 and $19.50-$24.25 at December 31,
     1997 and 1996, respectively. See table below for information as of December 31, 1998.

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998.

                                 Options Outstanding                       Options Exercisable
                      ------------------------------------------      ----------------------------
                                      Average        Weighted                           Weighted
      Range of          Number       Remaining       Average            Number           Average
   Exercise Price     Outstanding  Contract Life  Exercise Price      Exercisable    Exercise Price
   --------------     -----------  -------------  --------------      -----------    --------------
   $  18.25-$27.11        774,393    6.8 years        $21.68            774,393          $21.68
       $  30.01           462,500    9.2 years        $30.01             48,864          $29.23

                           CHATEAU COMMUNITIES, INC.

                                    _______


9.   STOCK OPTION PLAN CONTINUED:
     ---------------------------

The fair value of each option was estimated as of date of grant using an option-pricing model with the following assumptions used:

                                                          1998            1997           1996
                                                          ----            ----           ----
Estimated fair value per option granted                   $3.56          $3.58          $3.39

Assumptions:
        Annualized dividend yield                          6.25%           6.1%           6.7%
        Common stock price volatility                      22.6%          20.0%          20.0%
        Risk-free rate of return                           5.63%          6.35%          6.56%
        Expected option term (in years)                      10             10             10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1998, 1997 and 1996 consistent with the method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation", net income and net income per common share would have been:

                                                               1998                 1997                1996
                                                               ----                 ----                ----
Net income, pro forma                                      $  26,490,000       $  20,091,000        $  6,457,000
Basic earnings per common share, pro forma                 $         .97       $         .85        $       1.07
Diluted earnings per common share, pro forma               $         .96       $         .84        $       1.06

10.  SAVINGS PLAN:
     ------------

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the "Plan"). The Plan allows employees of the Company and its subsidiaries to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $550,000, $421,000 and $300,000 to the Plan for the years ended December 31, 1998, 1997 and 1996, respectively.

                           CHATEAU COMMUNITIES, INC.

                                    _______

11.  RELATED PARTY TRANSACTIONS:
     --------------------------

Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers and equity owners. The office lease expires November 2001.

The Company, through CSI, purchases manufactured home inventory for resale from Clayton Homes, Inc., which is affiliated with one of the Company's directors. During 1998 and 1997, CSI purchased approximately 22 homes for a cost of approximately $540,000 and 94 homes for a cost of approximately $2.2 million, respectively, from Clayton Homes, Inc. In certain instances, the Company finances the purchase of these homes with Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is also affiliated with the same director . As of December 31, 1998 and 1997, the Company had a payable to Vanderbilt for $122,000 and $656,000, respectively.

In addition, when CSI sells homes, the purchaser often obtains financing from Vanderbilt. In certain cases, Vanderbilt has recourse to the Company if these loans are not repaid for homes sold through June 1998. As of December 31, 1998 there is a total of approximately $ 16.5 million of such amounts that are recourse to the Company.

Included in management, interest and other income is $581,800 and $28,500 of management and other fee income received from N'Tandem for the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998 the Company had a receivable of $ 3.3 million from a partnership with which several officers of the Company are affiliated. The partnership owns a manufactured home community that the Company has the option to purchase. The receivable is collateralized by the property and was approved by the directors of the Company who have no interest in the partnership.

12.  CONTINGENCIES:
     -------------

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse affect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture arrangements, has guaranteed approximately $20 million of debt.

                           CHATEAU COMMUNITIES, INC.

                                    _______

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     --------------------------------------------

The following is quarterly financial information for the years ended December 31, 1998 and 1997 (amounts in thousands, except per share data.)

                                                      First     Second       Third         Fourth
                                                     Quarter   Quarter      Quarter       Quarter
                                                    March 31,  June 30,  September 30,  December 31,
                                                    ---------  --------  -------------  ------------
  1998
Total revenues                                        $40,205   $43,749        $44,065       $45,111
                                                      =======   =======        =======       =======
Operating income (a)                                  $24,024   $26,895        $26,659       $27,853
                                                      =======   =======        =======       =======
Income before minority interests                      $ 7,369   $ 9,036        $ 8,412       $ 9,669

Less income allocated to minority interests:
          Preferred OP Units                                -     1,202          1,523         1,524
          Common OP Units                                 779       931            809           913
                                                      -------   -------        -------       -------
Net income available to common shareholders           $ 6,590   $ 6,903        $ 6,080       $ 7,232
                                                      =======   =======        =======       =======

Weighted average common shares outstanding             26,370    27,312         27,509        27,917
                                                      =======   =======        =======       =======
Weighted average common shares and OP
  Units outstanding                                    29,486    30,995         31,169        31,441
                                                      =======   =======        =======       =======

Net income per share - basic (b)                      $   .25   $   .25        $   .22       $   .26
                                                      =======   =======        =======       =======
Net income per share - diluted (b)                    $   .25   $   .25        $   .22       $   .26
                                                      =======   =======        =======       =======

    1997
Total revenues                                        $29,376   $35,600        $36,560       $36,633
                                                      =======   =======        =======       =======
Operating income (a)                                  $17,693   $21,264        $21,395       $21,764
                                                      =======   =======        =======       =======
Income before minority interests                      $ 5,588   $ 6,123        $ 5,670       $ 7,307

Less income allocated to minority interests:
          Preferred OP Units                                -         -              -             -
          Common OP Units                               1,133       560            557           736
                                                      -------   -------        -------       -------
Net income available to common shareholders           $ 4,455   $ 5,563        $ 5,113       $ 6,571
                                                      =======   =======        =======       =======

Weighted average common shares outstanding             18,720    25,253         25,308        25,473
                                                      =======   =======        =======       =======
Weighted average common shares and OP Units
  outstanding                                          23,480    28,009         28,064        28,242
                                                      =======   =======        =======       =======

Net income per share - basic (b)                      $   .24   $   .22        $   .20       $   .25
                                                      =======   =======        =======       =======
Net income per share - diluted (b)                    $   .24   $   .22        $   .20       $   .25
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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURES
          ---------------------

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The information required by Item 10 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 20, 1999.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The information required by Item 11 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 20, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The information required by Item 12 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 20, 1999

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The information required by Item 13 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 20, 1999.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

a.  1. Financial Statements

       Report of Independent Accountants

       Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

    2. Financial Statement Schedule
       ----------------------------

       III - Real Estate and Accumulated Depreciation

    3. Exhibits

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)
                              Exhibit Description
                              -------------------
3(i)                          (a)(c) Chateau Communities, Inc. Amended and Restated
                              Articles of Incorporation
3(ii)                         (b)(e) Chateau Communities, Inc. Amended and Restated Bylaws
4.1                           (b) Form of Stock Certificate
4.2(i)                        (f) Indenture dated as of December 19, 1997 between CP
                              Limited Partnership and The First National Bank of Chicago,
                              as supplemented
4.2(ii)                       (f) First Supplemental Indenture dated as of December 19,
                              1997 between CP Limited Partnership and The First National
                              Bank of Chicago related to the $100,000,000 MandatOry Par Put
                              Remarketed Securities/SM/ ("MOPPRS/SM/") due December 10,
                              2014.
4.2(iii)                      (f) Remarketing Agreement dated as of December 23, 1997
                              among Chateau Communities, Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*                          (k) $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP
                              Limited Partnership.
4.4*                          (g) Note Purchase Agreement dated as of November 4, 1996,
                              between Pacific Mutual and ROC Communities, Inc. for
                              $70,000,000 in Senior Notes due November 4, 2003

4.5*                (g) Deed to secure Debt and Security Agreement from ROCF,
                    Inc. to Pacific Mutual, dated as of August 25, 1993
10.1                (h) Amended and Restated Agreement of Limited Partnership of
                    CP Limited Partnership dated January 22, 1997.
10.2                (b) Lease of 19500 Hall Road
10.3                (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)             (e) Employment Agreement (McDaniel)
10.4(ii)            (e) Employment Agreement (Kellogg)
10.4(iii)           (e) Employment Agreement (Fischer)
10.4(iv)            (e) Employment Agreement (Davis)
10.5                (h) 1997 Equity Compensation Plan
10.6                (b) Long-Term Incentive Stock Plan
10.7                (i) Amended and Restated Agreement of Limited Partnership of
                    CP Limited Partnership dated April 20, 1998.
10.8                (j) Articles supplementary dated April 20, 1998
21                  (d) List of Subsidiaries of Chateau Communities, Inc.
23                  Consent of PricewaterhouseCoopers LLP
27                  Financial Data Schedule

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

(a) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-11 filed with the Commission on November 10, 1993 (Commission File No. 33-69150).

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with the Commission on May 23, 1997.

(d) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 9, 1997.

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

(i) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(j) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(k) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496)

b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1998.

                                    EXHIBIT
                                     INDEX

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)
3(i)                (a)(c) Chateau Communities, Inc. Amended and Restated
                    Articles of Incorporation
3(ii)               (b)(e) Chateau Communities, Inc. Amended and Restated Bylaws
4.1                 (b) Form of Stock Certificate
4.2(i)              (f) Indenture dated as of December 19, 1997 between CP
                    Limited Partnership and The First National Bank of Chicago,
                    as supplemented
4.2(ii)             (f) First Supplemental Indenture dated as of December 19,
                    1997 between CP Limited Partnership and The First National
                    Bank of Chicago related to the $100,000,000 MandatOry Par Put
                    Remarketed Securities/SM/ ("MOPPRS/SM/") due December 10,
                    2014.
4.2(iii)            (f) Remarketing Agreement dated as of December 23, 1997
                    among Chateau Communities, Inc., CP Limited Partnership and the "Remarketing Dealer" named therein.
4.3*                (k) $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP
                    Limited Partnership.
4.4*                (g) Note Purchase Agreement dated as of November 4, 1996,
                    between Pacific Mutual and ROC Communities, Inc. for
                    $70,000,000 in Senior Notes due November 4, 2003
4.5*                (g) Deed to secure Debt and Security Agreement from ROCF,
                    Inc. to Pacific Mutual, dated as of August 25, 1993
10.1                (h) Amended and Restated Agreement of Limited Partnership of
                    CP Limited Partnership dated January 22, 1997.
10.2                (b) Lease of 19500 Hall Road
10.3                (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)             (e) Employment Agreement (McDaniel)
10.4(ii)            (e) Employment Agreement (Kellogg)
10.4(iii)           (e) Employment Agreement (Fischer)
10.4(iv)            (e) Employment Agreement (Davis)
10.5                (h) 1997 Equity Compensation Plan
10.6                (b) Long-Term Incentive Stock Plan
10.7                (i) Amended and Restated Agreement of Limited Partnership of
                    CP Limited Partnership dated April 20, 1998.
10.8                (j) Articles supplementary dated April 20, 1998
21                  (d) List of Subsidiaries of Chateau Communities, Inc.
23                  Consent of PricewaterhouseCoopers LLP
27                  Financial Data Schedule

                                    EXHIBIT
                                     INDEX

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K but will be filed upon the request of the Commission.

(a) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-11 filed with the Commission on November 10, 1993 (Commission File No. 33-69150).

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with the Commission on May 23, 1997.

(d) Incorporated by reference to the exhibits filed with the Company's Annual Report in Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996 (Commission File No. 1-12496).

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 9, 1997.

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

(i) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(j) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(k) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission on March 30, 1995 (Commission File No. 1-12496)

b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 25th day of March, 1999.

                                  CHATEAU COMMUNITIES, INC.

                                  By:/s/ Gary P. McDaniel
                                  ------------------------------------------
                                  Gary P. McDaniel
                                  Director and Chief Executive Officer
                                  (Principal Executive Officer)

                                  By:/s/ Tamara D. Fischer
                                  ------------------------------------------
                                  Tamara D. Fischer
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1999.

              Signature                           Title
              ---------                           -----

/s/ John Boll                       Chairman of the Board of Directors
--------------------------------
John A. Boll

/s/ C.G. Kellogg                     Director and President
--------------------------------
C.G. Kellogg

/s/ Gary P. McDaniel                 Director and Chief Executive Officer
--------------------------------
Gary P. McDaniel

/s/ Edward R. Allen                  Director
--------------------------------
Edward R. Allen

/s/ Gebran S. Anton, Jr.             Director
--------------------------------
Gebran S. Anton, Jr.

/s/James L. Clayton                 Director
--------------------------------
James L. Clayton

/s/Steven G. Davis                  Director
--------------------------------
Steven G. Davis

/s/James M. Hankins                 Director
--------------------------------
James M. Hankins

/s/Rhonda Hogan                     Director
--------------------------------
Rhonda Hogan

/s/James M. Lane                    Director
--------------------------------
James M. Lane

/s/Donald E. Miller                 Director
--------------------------------
Donald E. Miller

                           CHATEAU COMMUNITIES, INC.

                         FINANCIAL STATEMENT SCHEDULES
                    PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                     for the year ended December 31, 1998

                           CHATEAU COMMUNITIES, INC.

                         FINANCIAL STATEMENT SCHEDULE


                                                            Pages
                                                            -----

III. Real Estate and Accumulated Depreciation.................F-2


No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's consolidated financial statements or notes thereto.

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                         Cost Capitalized             Gross Amount
                                                                                     Subsequent to Acquisition   Carried at Close of
                                                         Initial Cost to Company         (Improvements)            Period 12/31/98
                                                        ----------------------------------------------------------------------------
                                                                     Building &                Building &              Building &
Community             Location             Encumbrance    Land       Fixtures        Land      Fixtures       Land     Fixtures
------------------------------------------------------------------------------------------------------------------------------------
Algoma                Algoma Township, MI                      60                        66          2,284      126       2,284
Anchor Bay            Ira Township, MI                        432            80       2,877         15,403    3,309      15,483
Anchor North Bay      Tampa Bay, FL                           288         1,422                                 288       1,422
Arbor Village         Jackson, MI              1,156          813         4,787                                 813       4,787
Atlanta Meadows       Atlanta, GA                554          625           435           0             19      625         454
Audubon               Orlando, FL                             281           296           2          2,920      283       3,216
Autumn Forest         Greensboro, NC           4,742          918         6,747                                 918       6,747
Avalon RV Park        Clearwater, FL                          263         2,202                                 263       2,202
Avon                  Rochester Hills, MI                     621           484         640          7,019    1,261       7,503
Bermuda Palms         Indio, CA                             1,291         2,477           0             77    1,291       2,554
Breazeale             Laramie, WY.             1,094          251         1,618           0             17      251       1,635
Broadmore             South Bend, IN                          777         4,115         421           1284    1,198       5,399
Buena Vista           Fargo, ND                               713         6,248           0            258      713       6,506
Butler Creek          Augusta, GA                           1,238         2,309           0            374    1,238       2,683
Camden Point          Kingsland, GA                           466         1,701           0             64      466       1,765
Camp Inn RV Park      Frostproof, FL                          796         4,220                                 796       4,220
Canterbury            Grand Rapids, MI                        705         3,107                                 705       3,107
Carnes Crossing       Summerville, SC                       1,503         7,161         450             49    1,953       7,210
Castlewood Estates    Mabelton, GA                            656         2,918           0            132      656       3,050
Casual Estates        Syracuse, NY             9,208        2,136        14,324           0            314    2,136      14,638
Cedar Grove           Clinton, CT                             180         1,140                                 180       1,140
Cedar Knolls          Minneapolis, MN                       1,217        11,006           0            200    1,217      11,206
Central Office        Englewood, CO                             0             0          80         11,513       80      11,513
Chesterfield          Chesterfield Township, MI               405             0         262          2,174      667       2,174
Chestnut Creek        Davison, MI                             274             0         334          5,072      608       5,072

                                                                    Date of
                                                  Accumulated    Construction (C)
Community                               Total     Depreciation    Acquisition (A)
--------------------------------------------------------------------------------------
Algoma                                  2,410           831        1974(C)
Anchor Bay                             18,792         7,087        1968(C)
Anchor North Bay                        1,710             4        1998(A)
Arbor Village                           5,600           193        1998(A)
Atlanta Meadows                         1,079            48        08/25/93 (A)
Audubon                                 3,499         1,676        1988(A)
Autumn Forest                           7,665           268        1998(A)
Avalon RV Park                          2,465            91        1998(A)
Avon                                    8,764         5,142        1988(A)
Bermuda Palms                           3,845           208        08/29/94(A)
Breazeale                               1,886           119        08/25/93(A)
Broadmore                               6,597           185        1998(A)
Buena Vista                             7,219         1,120        1994(A)
Butler Creek                            3,921           205        08/25/93(A)
Camden Point                            2,231           127        08/25/93(A)
Camp Inn RV Park                        5,016            19        1998(A)
Canterbury                              3,812           120        1998(A)
Carnes Crossing                         9,163           295        1998(A)
Castlewood Estates                      3,706           251        2/1/97(A)
Casual Estates                         16,774         1,416        08/25/93(A)
Cedar Grove                             1,320             4        1998(A)
Cedar Knolls                           12,423         1,997        1994(A)
Central Office                         11,593          1224
Chesterfield                            2,841         1,624        1969(C)
Chestnut Creek                          5,680           405        1996(A)

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                                        Cost Capitalized
                                                                                                    Subsequent to Acquisition
                                                                        Initial Cost to Company          (Improvements)
                                                                        -----------------------    -------------------------------
                                                                                   Building &                Building &
Community                         Location                 Encumbrance    Land      Fixtures        Land      Fixtures     Land
--------------------------------------------------------------------------------  ------------------------   ---------------------
Cimarron Park                     St. Paul, MN                           1,424        12,882           0            191    1,424
Clinton                           Clinton Township, MI                     989             0         430          5,536    1,419
Coach Royale                      Boise, ID                                197         1,065                         11      197
Colonial                          Kalamazoo, MI                            816           195           4          7,575      820
Colonial Coach                    Riverdale, GA                          1,052         4,277          26            350    1,078
Colony Cove                       Ellenton, FL                           5,683        28,256           0            246    5,683
Columbia Heights                  Grand Forks, ND                          588         5,282           0            127      588
Conway Circle                     Orlando, FL                 931          544           864           0             12      544
Conway Plantation                 Conway, SC                               428         3,696           0             22      428
Country Estates                   Spring Lake Township, MI                  30             0           0          1,814       30
Countryside Great Falls           Great Falls, MT             629          361         1,650           0            -12      361
Countryside Village Denver        Denver, CO                             1,460         4,384           0             40    1,460
Countryside Village Jackson       Jacksonville, FL                         962         4,796           0            221      962
Countryside Village Longmont      Longmont, CO                           1,481         4,455           0            175    1,481
Cranberry Lake                    White Lake Township, MI                  432           220        1050          2,833    1,482
Crestview                         Stillwater, OK              689          362           963           0             48      362
Crystal Lake                      St. Petersburg, FL                       498         2,475                                 498
Crystal Lakes                     Zephryhills, FL                        1,323         2,239                        154    1,323
Del Tura                          Fort Myers, FL           32,120        4,360        50,508         418          3,346    4,778
Eagle Creek                       Tyler, TX                              1,291         1,761         300            387    1,591
Eagle Point                       Seattle, WA               2,738        1,048         3,514           0             10    1,048
Eastridge                         San Jose, CA                           2,476         4,671           0             33    2,476
Eldorado                          Daytona Bch, FL             967          408         1,248           0             39      408
Emerald Lake                      Punta Gorda, FL                          399         1,150           0            257      399

                                              Gross Amount
                                           Carried at Close of
                                              Period 12/31/98                                    Date  of
                                     --------------------------------
                                        Building &                          Accumulated       Construction (C)
Community                               Fixtures             Total          Depreciation      Acquisition (A)
-----------------------------------------------------   --------------   -------------------------------------------
Cimarron Park                             13,073             14,497             2,334           1994(A)
Clinton                                    5,536              6,955             4,572           1969(C)
Coach Royale                               1,076              1,273               101           01/01/94(A)
Colonial                                   7,770              8,590             5,156           1985(A)
Colonial Coach                             4,627              5,705               375           2/1/97(A)
Colony Cove                               28,502             34,185             2,369           08/02/94(A)
Columbia Heights                           5,409              5,997               938           1994(A)
Conway Circle                                876              1,420                72           08/25/93(A)
Conway Plantation                          3,718              4,146               317           2/1/97(A)
Country Estates                            1,814              1,844             1,278           1974(C)
Countryside Great Falls                    1,638              1,999               142           08/25/93(A)
Countryside Village Denver                 4,424              5,884               375           08/25/93(A)
Countryside Village Jackson                5,017              5,979               425           08/25/93(A)
Countryside Village Longmont               4,630              6,111               385           08/25/93(A)
Cranberry Lake                             3,053              4,535             1,778           1986(A)
Crestview                                  1,011              1,373                77           08/25/93(A)
Crystal Lake                               2,475              2,973                 7           1998(A)
Crystal Lakes                              2,393              3,716               210           2/1/1998(A)
Del Tura                                  53,854             58,632             9,296           1994(A)
Eagle Creek                                2,148              3,739               172           2/1/97(A)
Eagle Point                                3,524              4,572               298           08/25/93(A)
Eastridge                                  4,704              7,180               391           08/29/94(A)
Eldorado                                   1,287              1,695               104           08/25/93(A)
Emerald Lake                               1,407              1,806               668           1988(A)

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                                         Cost Capitalized
                                                                                                    Subsequent to Acquisition
                                                                        Initial Cost to Company           (Improvements)
                                                                    ----------------------------  ------------------------------
                                                                                  Building &                Building &
Community                    Location                  Encumbrance     Land        Fixtures       Land       Fixtures
------------------------------------------------------------------------------ -----------------  -------------------------------
Evergreen                    New Haven, CT                              309              1,883
Fairways Country Club        Orlando, FL                                955              5,823         9          1,660
Falcon Farms                 Moline, IL                       801       295              1,576         0            207
Ferrand Estates              Wyoming, MI                                257              1,579         0            236
Forest Creek                 South Bend, IN                             501              4,849
Forest Lake Estates          Spring Lake Township, MI                   414              2,293        18            674
FountainVue                  Marion, IN                                 360              1,210        90             12
Foxhall Village              Raleigh, NC                                521              5,283         0            414
Foxwood Farms                Ocala, FL                                  691              1,502         0            311
Friendly Village             Greeley, CO                                523              2,702        -5             83
Gold Tree                    Bradenton, FL                            1,285              3,850         0            191
Golden Valley                Douglasville, GA                           254                800         0            162
Grand Blanc                  Grand Blanc, MI                          1,749                  0       284          8,104
Green Acres                  New Haven, CT                              195              1,286
Hickory Knoll                Indianapolis, IN               3,029       356              2,669         0             29
Hidden Valley                Orlando, FL                                492              5,714         0             76
Highland                     New Haven, CT                              153              1,140
Highlands (the)              Flint, MI                      7,000     2,323             13,260     1,160           2042
Hillcrest                    Rockland, MA                               236              1,285                        0
Holiday Estates              Byron Township, MI                          93                  0         0          1,703
Homestead Ranch              McAllen, TX                      250       195              1,108         0            170
Howell                       Howell, MI                                 345                          151          2,714
Hunters Chase                Lima, OH                                   921              1,246                      163
Huron Estates                Flint, MI                                  354              1,882

                                        Gross Amount
                                     Carried at Close of
                                       Period 12/31/98                                   Date of
                             -----------------------------------
                                         Building &                  Accumulated      Construction (C)
Community                     Land       Fixtures        Total       Depreciation     Acquisition (A)
-------------------------   ----------   ------------    -------    ------------------------------------
Evergreen                      309            1,883      2,192                  6     1998(A)
Fairways Country Club          964            7,483      8,447              5,114     1979(A)(C)
Falcon Farms                   295            1,783      2,078                142     08/25/93(A)
Ferrand Estates                257            1,815      2,072              1,479     1989(A)
Forest Creek                   501            4,849      5,350                180     1998(A)
Forest Lake Estates            432            2,967      3,399                552     1994(A)
FountainVue                    450            1,222      1,672                 47     1998(A)
Foxhall Village                521            5,697      6,218                486     2/1/97(A)
Foxwood Farms                  691            1,813      2,504                135     07/26/94(A)
Friendly Village               518            2,785      3,303                235     01/18/94(A)
Gold Tree                    1,285            4,041      5,326                299     11/23/93(A)
Golden Valley                  254              962      1,216                 80     2/1/97(A)
Grand Blanc                  2,033            8,104     10,137              2,151     1990(C)
Green Acres                    195            1,286      1,481                 53     1998(A)
Hickory Knoll                  356            2,698      3,054                236     08/25/93(A)
Hidden Valley                  492            5,790      6,282                691     1995(A)
Highland                       153            1,140      1,293                 47     1998(A)
Highlands (the)              3,483           15,302     18,785                574     1998(A)
Hillcrest                      236            1,285      1,521                 67     11/5/97(A)
Holiday Estates                 93            1,703      1,796              1,198     1984(C)
Homestead Ranch                195            1,278      1,473                114     2/1/97(A)
Howell                         496            2,714      3,210              2,246     1972(C)
Hunters Chase                  921            1,409      2,330                116     2/1/97(A)
Huron Estates                  354            1,882      2,236                 73     1998(A)

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                                    Cost Capitalized
                                                                                                Subsequent to Acquisition
                                                                 Initial Cost to Company             (Improvements)
                                                                -------------------------    ---------------------------------
                                                                              Building &                Building &
Community                    Location               Encumbrance     Land       Fixtures        Land      Fixtures       Land
--------------------------------------------------------------------------   ------------------------  ------------   --------
Indian Rocks                 Clearwater, FL                          441         1,032                                     441
Jade Isle                    Orlando, FL                863          273         1,076           0           15            273
Knoll Terrace                Salem, OR                1,986        1,379         2,050           0           77          1,379
La Quinta Ridge              Indio, CA                             1,014         1,873           0          332          1,014
Lake in the Hills            Auburn Hills, MI                        952         6,389           0           27            952
Lakeland Harbor              Lakeland, FL                            875             0           0        3,306            875
Lakeland Junction            Lakeland, FL                            471           972           0          116            471
Lakes at Leesburg            Leesburg, FL                          1,178             0          39        3,451          1,217
Lakewood                     Davenport, LA              892          442         1,210           0          270            442
Land O'Lakes                 Orlando, FL              1,416          473         2,507           0           28            473
Landmark Village             Fairburn, GA                          2,539         4,352           0          138          2,539
Leisure Woods 0 Rockland     Rockland, MA                            831        14,326                       48            831
Leisure Woods 0 Tauton       Tauton, MA                              256         2,780         174          -68            430
Leisure World                Weslaco, TX                             228         1,639           0           36            228
Leonard Gardens              Walker, MI                               94             0         245        4,263            339
Macomb                       Macomb Township, MI     15,574        1,459             0       1,182       14,206          2,641
Maintenance                  Clinton, Township, MI                     0             0           0            0              0
Maple Grove                  Boise, ID                1,139          702         2,384           0           34            702
Maple Ridge                  Manteno, IL                             126             0           0        1,455            126
Maple Valley                 Manteno, IL                             338             0           0        3,901            338
Mariwood                     Indianapolis, IN         2,138          324         2,415                       99            324
Marnelle                     Fayetteville, GA         1,105          464         2,635           0          376            464
Meadow Park                  Fargo, ND                               133         1,183           0           47            133
Meadowbrook                  Ithaca, NY               1,849          291         4,029           0           47            291

                                            Gross Amount
                                         Carried at Close of
                                           Period 12/31/98                           Date
                                       ----------------------
                                       Building &                Accumulated     Construction (C)
Community                              Fixtures        Total     Depreciation    Acquisition  (A)
-----------------------------          -----------   --------    --------------------------------
Indian Rocks                            1,032          1,473            4          1998(A)
Jade Isle                               1,091          1,364           88          08/25/93(A)
Knoll Terrace                           2,127          3,506          175          08/25/93(A)
La Quinta Ridge                         2,205          3,219          159          08/29/94(A)
Lake in the Hills                       6,416          7,368        1,442          1994(A)
Lakeland Harbor                         3,306          4,181        2,286          1983(C)
Lakeland Junction                       1,088          1,559          816          1981(C)
Lakes at Leesburg                       3,451          4,668        2,070          1984(C)
Lakewood                                1,480          1,922          124          08/25/93(A)
Land O'Lakes                            2,535          3,008          212          08/25/93(A)
Landmark Village                        4,490          7,029          388          07/15/94(A)
Leisure Woods 0 Rockland               14,374         15,205          389          11/5/97(A)
Leisure Woods 0 Tauton                  2,712          3,142           75          11/5/97(A)
Leisure World                           1,675          1,903          140          05/06/94(A)
Leonard Gardens                         4,263          4,602        1,266          1987(C)
Macomb                                 14,206         16,847        8,296          1973(C)
Maintenance                                 0              0                       2/1/97(A)
Maple Grove                             2,418          3,120          201          08/25/93(A)
Maple Ridge                             1,455          1,581          182          2/1/97(A)
Maple Valley                            3,901          4,239          481          2/1/97(A)
Mariwood                                2,514          2,838          212          08/25/93(A)
Marnelle                                3,011          3,475          265          2/1/97(A)
Meadow Park                             1,230          1,363          212          1994(A)
Meadowbrook                             4,076          4,367          287          08/25/93(A)

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                         Cost Capitaled
                                                                                         Subsequent to            Date Amount
                                                                                          Acquisition         Carried at Close of
                                                               Initial Cost to Company   (Improvements)          Period 12/3/98
                                                ----------------------------------------------------------------------------------
                                                                          Building &           Building &              Building &
Community                    Location             Encumbrance     Land    Fixtures     Land     Fixtures      Land     Fixtures
----------------------------------------------------------------------------------------------------------------------------------
Midway Estates               Vero Bch., FL              1,841    1,313         2,095      2            66    1,315          2,161
Mobiland                     Melbourne, FL              1,941    1,247         2,238      0            25    1,247          2,263
Mosby's Point                Florence, KY               1,201      608         1,574      0            27      608          1,601
Norton Shores                Norton Shores, MI          3,327      103             0    118         4,748      221          4,748
Novi                         Novi, MI                              896             0    393         4,921    1,289          4,921
Oak Grove                    Albany, GA                   416      418           764      0            22      418            786
Oak Hill                     Groveland Township, MI                115         2,165      0         4,027      115          6,192
Oak Orchard                  Albion, NY                            701         3,425      0            30      701          3,455
Oak Ridge                    South Bend, IN                        615         3,770                           615          3,770
Oak Springs                  Sorrento, FL                          206         1,461      2           380      208          1,841
Oakwood Forest               Greensboro, NC                      1,111         3,843      0           205    1,111          4,048
Old Orchard                  Davison, MI                           210           182      0         2,645      210          2,827
One Hundred Oaks             Fultondale, AL                        345         1,839      0             4      345          1,843
Orange Lake                  Clermont, FL                          246            85      1         2,051      247          2,136
Orion                        Orion Township, MI                    422           198      0         4,608      422          4,806
Palm Beach Colony            West Palm Beach, FL                   691         1,962      0           164      691          2,126
Paradise Village             Albany, GA                   492      340           918      0            14      340            932
Pedaler's Pond               Lake Wales, FL                        350           285      0         2,345      350          2,630
Pendleton                    Indianapolis, IN             634      122           964      0            12      122            976
Pine Lakes Ranch             Thornton,CO                         2,463        10,099     34           609    2,497         10,708
Pinecrest Village            Shreveport, LA                         93           719      0           486       93          1,205
Pinellas Cascades            Clearwater, FL             2,169    1,747         2,313      0            14    1,747          2,327
Pinewood                     Columbus, MI                        1,242        10,070                         1,242         10,070
Pleasant Ridge               Lansing, MI                           915         3,898                    6      915          3,904

                                                        Date of
                             --------
                                       Accumulated   Construction (C)
Community                       Total  Depreciation  Acquisition (A)
---------------------------  --------  ------------------------------
Midway Estates                  3,476          178    08/25/93(A)
Mobiland                        3,510          192    08/25/93(A)
Mosby's Point                   2,209          134    08/25/83(A)
Norton Shores                   4,969        2,782    1978(C)
Novi                            6,210        4,615    1973(C)
Oak Grove                       1,204           63    08/25/93(A)
Oak Hill                        6,307        3,244    1983(A)
Oak Orchard                     4,156          304    2/1/97(A)
Oak Ridge                       4,385          144    1998(A)
Oak Springs                     2,049        1,339    1981(A)
Oakwood Forest                  5,159          339    08/25/93(A)
Old Orchard                     3,037        1,475    1988(A)
One Hundred Oaks                2,188          124    2/1/97(A)
Orange Lake                     2,383         1005    1988(A)
Orion                           5,228        2,913    1986(A)
Palm Beach Colony               2,817          729    1983(A)
Paradise Village                1,272           80    08/25/93(A)
Pedaler's Pond                  2,980        1,182    1990(A)
Pendleton                       1,098           80    08/25/93(A)
Pine Lakes Ranch               13,205          890    2/1/97(A)
Pinecrest Village               1,298           92    2/1/97(A)
Pinellas Cascades               4,074          189    08/25/93(A)
Pinewood                       11,312          389    1998(A)
Pleasant Ridge                  4,819          160    1998(A)

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                                         Cost Capitalized
                                                                                                     Subsequent to Acquisition
                                                                        Initial Cost to Company           (Improvements)
                                                                    ----------------------------------------------------------
                                                                                     Building &             Building &
Community                        Location                Encumbrance      Land       Fixtures        Land   Fixtures
----------------------------------------------------------------------------------  ------------------------------------------
Presidents Park                  Grand Forks, ND                              258         1,283         0           70
Redwood Estates                  Thornton,CO                                2,473        10,044         0           95
Regency Lakes                    Winchester, VA                             1,176         3,705                   1233
Riverview                        Portland, OR                  1,429          537         1,942         0           49
Rolling Hills                    Louisville, KY                  736          342         1,034         0           25
Rosemount Woods                  Minneapolis/St. Paul, MN                     475         4,297         0           61
Royal Estates                    Kalamazoo, MI                              1,015         2,475         0           34
Saddlebrook                      Charleston, SC                             1,284         5,497
Science City                     Midland, MI                   1,496          870         1,760         0           67
Shady Lane                       Clearwater, FL                               324         1,574
Shady Oaks                       Clearwater, FL                               750         6,967
Shady Village                    Clearwater, FL                               468         3,179
Shenandoah                       Boise, ID                                    443         2,528         0          153
Sherwood                         Marion, IN                                   264         1,175       240
Skyway                           Indianapolis, IN              1,207          178         1,366         0           38
Southwind                        Naples, FL                    2,619        1,476         3,463         0          112
Spring Brook                     Utica, MI                     4,774        1,209        10,928
Springfield Farms                Brookline, MO                              1,698         2,157                  1,729
Starlight Ranch                  Orlando, FL                                5,597         8,859         0           79
Stonegate, LA                    Shreveport, LA                  455          160           642         0           95
Sun Valley                       Jackson, MI                                  606         2,514
Swan Creek                       Ann Arbor, MI                                882         9,709
Tarpon Glen                      Clearwater, FL                               510         2,893
Terrace Heights                  Dubuque, IA                   1,686          919         2,413         0           30

                                        Gross Amount
                                     Carried at Close of
                                       Period 12/31/98                           Date of
                                 ---------------------------
                                          Building &            Accumulated   Construction (C)
Community                        Land     Fixtures    Total     Depreciation  Acquisition (A)
---------------------------------------------------------------------------------------------
Presidents Park                    258       1,353     1,611           113    01/01/94(A)
Redwood Estates                  2,473      10,139    12,612           880    2/1/97(A)
Regency Lakes                     1176       4,938     6,114           371    2/1/97(A)
Riverview                          537       1,991     2,528           165    08/25/93(A)
Rolling Hills                      342       1,059     1,401            90    08/25/93(A)
Rosemount Woods                    475       4,358     4,833           758    1994(A)
Royal Estates                    1,015       2,509     3,524           217    08/25/93(A)
Saddlebrook                      1,284       5,497     6,781           227    1998(A)
Science City                       870       1,827     2,697           153    08/25/93(A)
Shady Lane                         324       1,574     1,898            65    1998(A)
Shady Oaks                         750       6,967     7,717           276    1998(A)
Shady Village                      468       3,179     3,647             8    1998(A)
Shenandoah                         443       2,681     3,124           207    05/06/94(A)
Sherwood                           504       1,175     1,679            40    1998(A)
Skyway                             178       1,404     1,582           116    08/25/93(A)
Southwind                        1,476       3,575     5,051           291    08/25/93(A)
Spring Brook                     1,209      10,928    12,137           432    1998(A)
Springfield Farms                1,698       3,886     5,584           215    2/1/97(A)
Starlight Ranch                  5,597       8,938    14,535           754    2/1/97(A)
Stonegate, LA                      160         737       897            49    08/25/93(A)
Sun Valley                         606       2,514     3,120           104    1998(A)
Swan Creek                         882       9,709    10,591           380    1998(A)
Tarpon Glen                        510       2,893     3,403             8    1998(A)
Terrace Heights                    919       2,443     3,362           206    08/25/93(A)

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                             Cost Capitalized
                                                                                         Subsequent to Acquisition
                                                               Initial Cost to Company        (Improvements)
                                                              ------------------------  ----------------------------------------
                                                                           Building &           Building &            Building &
Community                    Location             Encumbrance    Land      Fixtures     Land    Fixtures    Land      Fixtures
---------------------------------------------------------------------------------------------------------------------------------
The Colony                   Rancho Mirage, CA                    2,259      4,745         0         63      2,259      4,808
The Glen                     Rockland, MA                           261        252                  266        261        518
The Homestead                McAllen, TX               628          100        742         0        216        100        958
The Orchard                  Santa Rosa, CA                       2,795      6,363         0         10       2795      6,373
Torrey Hills                 Flint, MI                              346        205        50      4,307        396      4,512
Town & Country, FL           Orlando, FL               458          245        896         0         13        245        909
Trails End                   Weslaco, TX                            260      1,804         0         60        260      1,864
Twenty Nine Pines            St. Paul, MN                           317      2,871         0         16        317      2,887
Twin Pines                   Goshen, IN              1,078          197      1,934         0         77        197      2,011
Valley Vista                 Grand Rapids, MI        1,593          411      2,791                             411      2,791
Vance                        Columbus, OH              670          200        993         0         31        200      1,024
Villa                        Flint, MI                              135        332        -7      2,744        128      3,076
Westbrook                    Detroit, MI                            190       2451       531      2,120        721      4,571
Whispering Pines             Clearwater, FL          4,165        4,208      4,071         0         84       4208      4,155
Willo Arms                   Cleveland, OH           1,563          473      2,146         0         32        473      2,178
Winter Haven Oaks            Winter Haven, FL                       490        705       362      1,319        852      2,024
Winter Paradise RV           Hudson, FL                             300      1,593                             300      1,593
Woodlake                     Greensboro, NC                         924      6,311                             924      6,311
Yankee Springs               Grand Rapids, MI                       948      5,360                             948      5,360
Yorktowne                    Sharonville, OH                      2,130      6,311                  167       2130      6,478
Difference between allocated
  purchase price and
  historical cost of
  properties acquired in the
  ROC Acquisition                                                                        959    179,080        959    179,080
                                                   129,448      132,203    535,287    13,392    345,627    145,595    880,914

                              Gross Amount
                           Carried at Close of
                             Period 12/31/98                     Date of
                           -------------------
                                             Accumulated     Construction (C)
Community                      Total         Depreciation     Acquisition (A)
----------------------     -----------       --------------------------------
The Colony                      7,067               382      09/02/94(A)
The Glen                          779                16      11/5/97(A)
The Homestead                   1,058                75      2/1/97(A)
The Orchard                     9,168               475      08/29/94(A)
Torrey Hills                    4,908             2,594      1987(A)
Town & Country, FL              1,154                72      08/25/93(A)
Trails End                      2,124               146      05/06/94(A)
Twenty Nine Pines               3,204               517      1994(A)
Twin Pines                      2,208               168      08/25/93(A)
Valley Vista                    3,202                88      1998(A)
Vance                           1,224                69      08/25/93(A)
Villa                           3,204             2,181      1984(A)
Westbrook                       5,292               265
Whispering Pines                8,363               262      08/25/93(A)
Willo Arms                      2,651               187      08/25/93(A)
Winter Haven Oaks               2,876              1000      1988(A)(C)
Winter Paradise RV              1,893                 6      1998(A)
Woodlake                        7,235               253      1998(A)
Yankee Springs                  6,308               205      1998(A)
Yorktowne                       8,608               571      2/1/97(A)
Difference between allocated
  purchase price and
  historical cost of
  properties acquired in the
  ROC Acquisition             180,039            20,371
                            1,026,509           151,260

                                 SCHEDULE III
                                   CONTINUED


                           CHATEAU COMMUNITIES, INC.

              REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued
                                    __________


The changes in total real estate for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                 1998        1997       1996
                                                 ----        ----       ----
Balance, beginning of year                    $  836,175   $300,631   $276,423
Acquisitions                                     172,422    525,625     19,531
Improvements                                      21,486     13,250      4,731
Dispositions and other                            (3,574)    (3,331)       (54)
                                              ----------   --------   --------

Balance, end of year                          $1,026,509   $836,175   $300,631
                                              ==========   ========   ========

The change in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                  1998       1997       1996
                                                  ----       ----       ----
Balance, beginning of year                    $  112,314   $ 81,293   $ 69,868
Depreciation for the year                         39,213     31,103     11,452
Dispositions and other                              (267)       (82)       (27)
                                              ----------   --------   --------

Balance, end of year                          $  151,260   $112,314   $ 81,293
                                              ==========   ========   ========
