Form 10-Q
period 1999-03-31
CHATEAU COMMUNITIES INC
filed 1999-05-17
CIK 912393

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                       6160 South Syracuse Way, Greenwood
                     Village, CO 80111 (Address of principal
                     executive offices, including zip code)

                                 (303) 741-3707
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

The number of shares outstanding of Registrant's Common Stock, $0.01par value, on May 10, 1999 was 28,040,717 shares.

                            CHATEAU COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                     Page Number
                                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three
                   Months Ended March 31, 1999 and 1998                                    1
         Condensed Consolidated Balance Sheets as of March 31, 1999 and
                   December 31, 1998                                                       2
         Condensed Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1999 and 1998                                           3
         Notes to Condensed Consolidated Financial Statements                            4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            7-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       12

PART II. OTHER INFORMATION                                                             13-19

SIGNATURES                                                                                20

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            CHATEAU COMMUNITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  1999          1998
                                                               ----------    ----------
Revenues:
    Rental income                                              $   44,170    $   39,093
    Management fee, interest and other income                       1,438         1,112
                                                               ----------    ----------
                                                                   45,608        40,205
Expenses:
    Property operating and maintenance                             12,092        11,076
    Real estate taxes                                               3,206         2,955
    Depreciation and amortization                                  10,323         9,109
    Administrative                                                  2,072         2,150
    Interest and related amortization                               7,962         7,546
                                                               ----------    ----------
                                                                   35,655        32,836
                                                               ----------    ----------
Income before loss on sale of property
   and minority interests                                           9,953         7,369
Loss on sale of property                                             (336)           --
                                                               ----------    ----------

Income before minority interests                                    9,617         7,369

Less income allocated to minority interests:
    Preferred OP Units                                              1,523            --
    Common OP Units                                                   910           779
                                                               ----------    ----------

    Net income available to common shareholders                $    7,184    $    6,590
                                                               ==========    ==========

Per share/OP Unit information:

    Basic earnings per common share                            $      .26    $      .25
                                                               ==========    ==========

    Diluted earnings per common share                          $      .26    $      .25
                                                               ==========    ==========

    Dividend/distribution declared per common
       share/OP Unit outstanding                               $     .485    $     .455
                                                               ==========    ==========

    Weighted average common shares
       outstanding - basic                                         27,960        26,370
                                                               ==========    ==========

    Weighted average common shares
       and OP Units outstanding - assuming dilution                31,688        29,822
                                                               ==========    ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      March 31,     December 31,
                               ASSETS                                    1999           1998
                                                                    ------------    ------------

Rental property:
     Land                                                           $    134,339    $    135,444
     Land and improvements for expansion sites                            17,584          22,184
     Depreciable property                                                874,991         868,881
                                                                    ------------    ------------
                                                                       1,026,914       1,026,509
         Less accumulated depreciation                                   161,234         151,260
                                                                    ------------    ------------

         Net rental property                                             865,680         875,249

Cash and cash equivalents                                                    318             450
Receivables                                                                3,546           3,123
Notes receivable                                                           7,691           7,163
Investment in and advances to affiliates                                  70,230          65,473
Prepaid expenses and other assets                                          9,179           7,736
                                                                    ------------    ------------

               Total assets                                         $    956,644    $    959,194
                                                                    ============    ============

                            LIABILITIES

Debt                                                                $    428,314    $    427,778
Accounts payable and accrued expenses                                     20,914          21,030
Rents received in advance and security deposits                            8,983           6,898
Dividends and distributions payable                                       16,054          15,078
                                                                    ------------    ------------

               Total liabilities                                         474,265         470,784

Minority interests in Operating Partnership                              120,011         120,475

                       SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
     authorized; no shares issued or outstanding
Common stock; $.01 par value, 90 million shares authorized;
     27,979,357 and 27,936,016 shares issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively                   280             279
Additional paid-in capital                                               433,520         432,711
Dividends in excess of accumulated earnings                              (63,023)        (56,637)
Notes receivable from officers, 406,569 shares                            (8,409)         (8,418)
                                                                    ------------    ------------
               Total shareholders' equity                                362,368         367,935
                                                                    ------------    ------------

                    Total liabilities and shareholders' equity      $    956,644    $    959,194
                                                                    ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.
                             (DOLLARS IN THOUSANDS)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
Cash Flows from Operating Activities:
   Net income                                                          $  7,184    $  6,590
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Loss on sale of property                                              336
      Income attributable to minority interests                           2,433         779
      Depreciation and amortization                                      10,323       9,109
      Amortization of debt issuance costs                                   226         186
      Decrease (increase) in operating assets                            (2,838)        244
      Increase in operating liabilities                                   1,969       2,113
                                                                       --------    --------

            Net cash provided by operating activities                    19,633      19,021

Cash flows from financing activities:
   Borrowings on the line of credit                                       9,711      23,145
   Payments on the line credit                                           (1,000)    (23,145)
   Payoff of mortgages                                                   (7,789)
   Mortgage principal payments                                             (386)       (572)
   Dividends/distributions to shareholders/OP Unitholders               (15,839)    (12,144)
   Proceeds from the issuance of common shares                               --      53,924
   Exercise of common stock options and other financing activities          481          99
                                                                       --------    --------

            Net cash (used in) provided by financing activities         (14,822)     41,307

Cash flows from investing activities:
   Acquisition of rental properties                                        (761)    (61,168)
   Additions to rental property                                          (2,408)     (1,700)
   Disposition of rental property                                         2,983          --
   Investment in and advances to joint ventures/affiliates               (4,757)    (11,929)
                                                                       --------    --------

            Net cash used in investing activities                        (4,943)    (74,797)
                                                                       --------    --------

Decrease in cash and cash equivalents                                      (132)    (14,469)
Cash and cash equivalents, beginning of period                              450      14,910
                                                                       --------    --------
Cash and cash equivalents, end of period                               $    318    $    441
                                                                       ========    ========

Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in connection
   with acquisitions/development                                       $    686    $  9,620
                                                                       ========    ========

                     The accompanying notes are an integral
                        part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements of Chateau Communities, Inc. (the "Company"), a real estate investment trust ("REIT"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.    Rental Property

      On January 25, 1999, the Company sold one manufactured home community located in Melbourne, Florida with 217 sites for a gross sales price of $3,200,000. Upon the sale of the property, the Company recognized a net loss of $336,000.

      As of March 31, 1999, the Company owned 164 communities with an aggregate of 51,076 residential homesites and 1,359 park model/RV sites. In addition, it fee managed approximately 7,600 residential homesites in 37 communities.

3.    Common Stock and Related Transactions:

      On February 25, 1999, the Company declared a cash dividend/distribution of $.485 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 1999. The dividend/distribution was paid on April 14, 1999, and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 1999.

      On November 18, 1998, the Company declared a cash dividend/distribution of $.455 per share/OP Unit to shareholders and OP Unitholders of record as of December 28, 1998. The dividend/distribution was paid on January 15, 1999, and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1998.

                            CHATEAU COMMUNITIES, INC.

3.    Common Stock and Related Transactions Continued:

(In thousands, except per share data)                For the three months ended March 31,
                                                     ------------------------------------
                                                               1999        1998
                                                             -------     -------
Basic EPS:

   Income (1)                                                $ 8,094     $ 7,369

  Weighted average common shares outstanding                  27,960      26,370
  Weighted average common OP Units outstanding                 3,542       3,116
                                                             -------     -------

  Weighted average common shares/OP Units - basic             31,502      29,486
                                                             -------     -------
  Per share - basic                                             0.26         .25
                                                             =======     =======
Diluted EPS:

  Income (1)                                                 $ 8,094     $ 7,369

  Weighted average common shares outstanding                  27,960      26,370
  Weighted average common OP Units outstanding                 3,542       3,116
  Employee stock options                                         186         336
                                                             -------     -------

  Weighted average common shares/OP
     Units - assuming dilution                                31,688      29,822
                                                             -------     -------

  Per share - assuming dilution                              $  0.26     $  0.25
                                                             =======     =======

(1) Represents income before minority interests less the income allocated to the Preferred OP Units.

                            CHATEAU COMMUNITIES, INC.

5.    Debt:

      The following table sets forth certain information regarding debt of the Company at March 31, 1999.

                                         Weighted Average
      Dollars in thousands:                Interest Rate       Maturity Date        Principal Balance
                                           -------------       -------------        -----------------

      Fixed Rate Mortgage Debt                7.91%             1999-2011            $     122,113
      Unsecured Senior Notes                  7.46%             2000-2004                  245,000
      Unsecured Lines of Credit               5.83%                    --                   45,446
      Other notes payable                  various                various                   15,755
                                                                                     -------------

                                                                                     $     428,314
                                                                                     =============

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities":
      ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement related to the anticipated refinancing of $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The interest rate hedge agreement fixes the base rate for the anticipated refinancing at 6.28 percent. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

6.    Subsequent Events:

      In April 1999, the Company completed the acquisition of one manufactured home community located in Montgomery, Alabama for a purchase price of $4 million. The property contains 309 homesites, and additional potential expansion of 360 homesites.

      In April 1999, the Company sold one manufactured home community located in Bradenton, Florida with 295 homesites. The Company received net sales proceeds of $8.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Quarterly Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives that are subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent the Company from achieving its objectives.

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three months ended March 31, 1999 and 1998. The Company considers all communities owned by the Company for the majority of both periods as the "Core Portfolio."

                                                Core Portfolio                   Total
                                              ------------------          ------------------
                                              1999          1998          1999          1998
                                              ----          ----          ----          ----

Dollars in thousands, except per site

As of March 31,
Number of Communities                           144           144           164           153
Total manufactured homesites                 46,277        45,791        51,076        47,654
Occupied sites                               42,673        42,214        47,110        43,833
Occupancy %                                    92.2%         92.2%         92.2%         92.0%

For the three months ended March 31,
Rental income                               $40,546       $38,500       $44,170       $39,093
Property operating expenses                 $14,106       $13,555       $15,298       $14,031
Net operating income                        $26,440       $24,945       $28,872       $25,062
Weighted average monthly rent per site      $   303       $   291       $   299       $   293

Comparison of three months ended March 31, 1999 to three months ended March 31, 1998

For the three months ended March 31, 1999, income before minority interests was $9,617,000, an increase of $2,248,000 from the three months ended March 31, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended March 31, 1999 was $44,170,000, an increase of $5,077,000 from the three months ended March 31, 1998. Approximately 60 percent was due to acquisitions, net of dispositions, and the remaining 40 percent was due to rental increases and occupancy gains in the Company's Core 1998 Portfolio.

Weighted average occupancy for the three months ended March 31, 1999 was 47,117 sites compared with 42,684 sites for the same period in 1998. The occupancy rate was 92.2 percent on 51,076 sites as of March 31, 1999, compared to 92 percent on 47,654 sites as of March 31, 1998. The occupancy rate on the stabilized portfolio was 93.9 percent as of March 31, 1999. On a per site basis, weighted average monthly rental revenue for the three months ended March 31, 1999 was $299 compared with $293 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended March 31, 1999 was $303 compared with $291 for the same period in 1998, an increase of 4.1 percent.

Management fee, interest and other income primarily includes management fee income for the management of 37 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase in the three months ended March 31, 1999 from the same period in 1998 is due primarily to increased development activities in which the Company funds the development of joint ventures.

Property operating and maintenance expense for the three months ended March 31, 1999 increased by $1,016,000 or 9.2 percent from the same period a year ago. The majority of the increase was due to the 1998 acquisitions and increases in the Company's Core Portfolio.

Real estate taxes for the three months ended March 31, 1999, increased by $251,000 or 8.5 percent from the three months ended March 31, 1998. On a per site basis, monthly weighted real estate taxes were $22.68 for the three months ended March 31, 1999, compared to $23.08 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended March 31, 1999 decreased slightly from the same period a year ago. Administrative expense in 1999 was 4.5 percent of revenues as compared to 5.4 percent in 1998.

Interest and related amortization costs increased for the three months ended March 31, 1999 by $416,000, as compared with the three months ended March 31, 1998. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 1999 from approximately 7.7 percent in 1998. The decrease is due primarily to the Company's lower borrowing rate of 80 basis points over LIBOR on the Company's line of credit and lower interest rates in general, combined with higher borrowing on the lines of credit as a percentage of total debt.

Depreciation and amortization expense for the three months ended March 31, 1999 increased $1,214,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $19,633,000 for the three months ended March 31, 1999, compared with $19,021,000 for the three months ended March 31, 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the three months ended March 31, 1999 was $14,822,000. This was due primarily to $15,839,000 in dividends and distributions paid to shareholders and OP Unitholders in the first quarter of 1999.

Net cash used in investing activities for the three months ended March 31, 1999 was $4,943,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the three months ended March 31, 1999, acquisition costs, primarily deferred payments, were $761,000, construction and development costs were approximately $1.6 million, advances to joint ventures and affiliates, including construction costs were $4.8 million, while recurring property capital expenditures was approximately $1.1 million. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of March 31, 1999, approximately $45 million was outstanding under the Credit Facilities and the Company had available $62.5 million in additional borrowing capacity.

As of March 31, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 4.0 years, respectively, and $122 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.2 years, respectively. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.6 percent and 3.4 years, respectively.

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

The Company expects to meet its short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities": ("SFAS 133"), which is effective for the Company in the year 2000. The only derivative instrument the Company currently utilizes is an interest rate hedge agreement related to the anticipated refinancing of $75 million of its senior notes. SFAS 133 requires that all derivative instruments be measured on the balance sheet at fair value. The interest rate hedge agreement fixes the base rate for the anticipated refinancing at 6.28 percent. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on its 2000 financial statements.

Year 2000

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

The Company expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Company.

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

                                                      For the Quarter
                                                       ended March 31
                                              --------------------------------

                                                  1999                 1998
                                              ------------         -----------

Income before minority interests              $      9,617         $     7,369

Plus:
Depreciation and amortization                       10,323               9,109
Loss on sale of property                               336                  --

Less:
Depreciation expense on corporate assets                65                  62
Distribution on Preferred OP Units                   1,523                  --
                                              ------------         -----------
FFO                                           $     18,688         $    16,416
                                              ============         ===========

Item  3. Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtness of the Company outstanding as of March 31, 1999.

                                                                               Weighted
                                             Amount of       Percent of        Average        Maturity
                                            Indebtedness     total debt     Interest Rate       Date
                                            ------------     ----------     -------------       ----
(dollars in thousands)
Mortgage Debt:

Del Tura                                      $ 31,956           7.7%            8.40%          2000
Macomb                                          15,504           3.8%            9.82%          1999
Other (8 properties)                            19,919           4.8%            7.69%        2002-2011
Pacific Life (36 properties)                    54,734          13.3%            7.16%          2000
                                              --------          ----             ----

   Total Mortgage                              122,113          29.6%            7.91%

Unsecured Debt:

Unsecured Senior Notes                          70,000          17.0%            7.52%          2003
Unsecured Senior Notes                          75,000          18.2%            8.75%          2000
Unsecured Senior Notes                         100,000          24.2%            6.44%          2004
                                              --------          ----             ----

   Total Unsecured                             245,000          59.4%            7.46%
                                              --------          ----             ----
   Total Fixed Rate                            367,113          89.0%            7.61%

Variable Rate Debt:

Credit Facilities                               45,446          11.0%            5.83%        1999-2001
                                              --------

   Total Secured and Unsecured Debt           $412,559
                                              ========

Based on the amount outstanding under the Credit Facilities at March 31, 1999 of $45,446,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the period, then the Company's interest expense (net of adjustments for capitalized items), for the three months ended March 31, 1999, would have increased or decreased by approximately $151,000.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information

Property Information

The Company classifies all of its properties in either the Stable Portfolio or the Active Expansion Portfolio. The Stable Portfolio includes the communities where the Company does not have, or has not recently had, expansion of the community. These communities generally have stable occupancy rates. The Active Expansion Portfolio are those properties where the Company is currently, or has recently, expanded the community by adding homesites to the available homesites for rental. Generally, these communities will have a lower occupancy rate than our Stable Portfolio as they are in the lease-up phase. In addition, the Company owns three park model/RV communities.

The following table sets forth certain information, as of March 31, 1999, regarding the Properties.

                                                                             Total        Total                         Weighted
                                                                             Comm-        Number      Occupancy as   Average Monthly
                                                          Location          unities      of Sites         of          Rent per Site
------------------------------------------------------------------------------------------------------------------------------------
                  Community                 State    (Closest Major City)                 3/31/99        3/31/99           3/31/99
------------------------------------------------------------------------------------------------------------------------------------

   100 Oaks                                 AL       Fultondale                              230             90%              $199
                              Total Alabama                                     1            230             90%              $199
   Bermuda Palms                            CA       Palm Springs                            185             97%              $335
   Eastridge                                CA       San Jose                                187             99%              $657
   La Quinta Ridge                          CA       Palm Springs                            152             92%              $416
   The Colony                               CA       Palm Springs                            220             98%              $630
   The Orchard                              CA       San Francisco                           233            100%              $592
                           Total California                                     5            977             98%              $537
   CV-Denver                                CO       Denver                                  345             94%              $358
   CV-Longmont                              CO       Longmont                                310             99%              $367
   Friendly Village                         CO       Greeley                                 226             98%              $279
   Pine Lakes Ranch                         CO       Denver                                  762             97%              $320
   Redwood Estates                          CO       Denver                                  753             98%              $325
                             Total Colorado                                     5          2,396             97%              $329
   Cedar Grove                              CT       New Haven                                60            100%              $288
   Evergreen                                CT       New Haven                               102             99%              $289
   Green Acres                              CT       New Haven                                64             97%              $285
   Highland                                 CT       New Haven                                50             94%              $299
                          Total Connecticut                                     4            276             98%              $290
   Anchor North                             FL       Tampa Bay                                94             95%              $259
   Audubon                                  FL       Orlando                                 280             97%              $256
   Colony Cove                              FL       Sarasota                              2,211            100%              $335
   Conway Circle                            FL       Orlando                                 111             95%              $291
   Crystal Lake                             FL       St. Petersburg                          166             98%              $266
*  Crystal Lakes                            FL       Tampa                                   330             54%              $153
   CV-Jacksonville                          FL       Jacksonville                            643             97%              $300
   Del Tura                                 FL       Fort Myers                            1,343             88%              $441
   Eldorado Estates                         FL       Daytona Beach                           126             96%              $261
   Emerald Lake                             FL       Fort Myers                              201            100%              $289
   Fairways Country Club                    FL       Orlando                               1,141             99%              $292
*  Foxwood Farms                            FL       Orlando                                 375             75%              $198
*  Gold Tree**                              FL       Tampa                                   295             89%              $338
   Hidden Valley                            FL       Orlando                                 303            100%              $293
   Indian Rocks                             FL       Clearwater                              148             64%              $237
   Jade Isle                                FL       Orlando                                 101             95%              $315
   Lakeland Harbor                          FL       Tampa                                   504            100%              $251

                                                                             Total        Total                         Weighted
                                                                             Comm-        Number      Occupancy as   Average Monthly
                                                          Location          unities      of Sites         of          Rent per Site
------------------------------------------------------------------------------------------------------------------------------------
                  Community                 State    (Closest Major City)                 3/31/99        3/31/99           3/31/99
------------------------------------------------------------------------------------------------------------------------------------

   Lakeland Junction                        FL     Tampa                                    191            100%              $196
   Lakes at Leesburg                        FL     Orlando                                  640            100%              $261
   Land O' Lakes                            FL     Orlando                                  173            100%              $257
   Midway Estates                           FL     Vero Beach                               204             83%              $318
   Oak Springs                              FL     Orlando                                  438             74%              $243
   Orange Lake                              FL     Orlando                                  242             94%              $248
   Palm Beach Colony                        FL     West Palm Beach                          285             95%              $306
   Pedaler's Pond                           FL     Orlando                                  214             86%              $195
   Pinellas Cascades                        FL     Clearwater                               238             94%              $368
   Shady Lane                               FL     Clearwater                               108             91%              $253
   Shady Oak                                FL     Clearwater                               250             99%              $320
   Shady Village                            FL     Clearwater                               156             97%              $304
   Southwind Village                        FL     Naples                                   337             92%              $299
   Starlight Ranch                          FL     Orlando                                  783             94%              $291
   Tarpon Glen                              FL     Clearwater                               170             90%              $285
   Town & Country                           FL     Orlando                                   73             95%              $312
   Whispering Pines                         FL     Clearwater                               392             95%              $357
   Winter Haven Oaks                        FL     Orlando                                  343             52%              $210
                              Total Florida                                   35         13,609             92%              $301
   Atlanta Meadows                          GA     Atlanta                                   75            100%              $230
*  Butler Creek                             GA     Augusta                                  376             80%              $186
   Camden Point                             GA     Kingsland                                268             53%              $179
   Castlewood Estates                       GA     Atlanta                                  334             85%              $312
   Colonial Coach Estates                   GA     Atlanta                                  481             86%              $277
   Golden Valley                            GA     Atlanta                                  131             98%              $248
   Landmark                                 GA     Atlanta                                  524             95%              $268
   Marnelle                                 GA     Atlanta                                  205             98%              $258
   Oak Grove Estates                        GA     Albany                                   174             98%              $129
   Paradise Village                         GA     Albany                                   226             97%              $141
                              Total Georgia                                   10          2,794             87%              $233
   Lakewood Estates                         IA     Davenport                                180             92%              $248
   Terrace Heights                          IA     Dubuque                                  317             97%              $253
                                 Total Iowa                                    2            497             95%              $251
   Coach Royale                             ID     Boise                                     91             99%              $268
   Maple Grove Estates                      ID     Boise                                    270             99%              $281
   Shenandoah Estates                       ID     Boise                                    154             97%              $272
                                Total Idaho                                    3            515             98%              $276
   Falcon Farms                             IL     Moline                                   215             91%              $226
   Maple Ridge                              IL     Kankakee                                 201            100%              $245
   Maple Valley                             IL     Kankakee                                  75            100%              $245
                             Total Illinois                                    3            491             96%              $236
*  Broadmore                                IN     South Bend                               343             82%              $236
   Forest Creek                             IN     South Bend                               167             99%              $291
*  Fountainvue                              IN     Marion                                   120             87%              $152
   Hickory Knoll                            IN     Indianapolis                             325             98%              $289
   Mariwood                                 IN     Indianapolis                             296             95%              $289
   Oak Ridge                                IN     South Bend                               204            100%              $236
   Pendleton                                IN     Indianapolis                             102             98%              $213
   Sherwood                                 IN     Marion                                    89             80%              $157

                                                                             Total        Total                         Weighted
                                                                             Comm-        Number      Occupancy as   Average Monthly
                                                          Location          unities      of Sites         of          Rent per Site
------------------------------------------------------------------------------------------------------------------------------------
                  Community                 State    (Closest Major City)                 3/31/99        3/31/99           3/31/99
------------------------------------------------------------------------------------------------------------------------------------

   Skyway                                   IN     Indianapolis                            156             99%              $285
   Twin Pines                               IN     Goshen                                  238             97%              $224
                              Total Indiana                                   10         2,040             94%              $249
   Mosby's Point                            KY     Cincinnati                              150             97%              $286
   Rolling Hills                            KY     Louisville                              158             96%              $198
                             Total Kentucky                                    2           308             96%              $241
   Pinecrest Village                        LA     Shreveport                              446             72%              $150
   Stonegate, LA                            LA     Shreveport                              157             98%              $170
                            Total Louisiana                                    2           603             79%              $155
   Hillcrest                                MA     Boston                                   83             93%              $299
   Leisurewoods Rockland                    MA     Boston                                  394             99%              $323
*  Leisurewoods Taunton                     MA     Boston                                  128             96%              $280
   The Glen                                 MA     Boston                                   36            100%              $380
                        Total Massachusetts                                    4           641             98%              $315
   Algoma Estates                           MI     Grand Rapids                            294             94%              $276
*  Anchor Bay                               MI     Detroit                               1,384             94%              $336
   Arbor Village                            MI     Jackson                                 266             98%              $245
   Avon                                     MI     Detroit                                 617             99%              $390
   Canterbury Estates                       MI     Grand Rapids                            209             80%              $230
   Chesterfield                             MI     Detroit                                 345             97%              $358
   Chestnut Creek                           MI     Flint                                   221             68%              $308
   Clinton                                  MI     Detroit                               1,000             99%              $357
   Colonial Acres                           MI     Kalamazoo                               612             95%              $279
   Colonial Manor                           MI     Kalamazoo                               195             96%              $266
   Country Estates                          MI     Grand Rapids                            254             94%              $268
   Cranberry                                MI     Pontiac                                 232            100%              $344
   Ferrand Estates                          MI     Grand Rapids                            420             99%              $321
*  Forest Lake Estates                      MI     Grand Rapids                            221             78%              $272
*  Grand Blanc                              MI     Flint                                   415             96%              $326
   Holiday Estates                          MI     Grand Rapids                            205            100%              $305
   Howell                                   MI     Lansing                                 455             99%              $364
   Huron Estates                            MI     Flint                                   111             68%              $196
   Lake in the Hills                        MI     Detroit                                 238            100%              $372
*  Leonard Gardens                          MI     Grand Rapids                            216             82%              $289
   Macomb                                   MI     Detroit                               1,426             99%              $358
   Norton Shores                            MI     Grand Rapids                            656             86%              $245
   Novi                                     MI     Detroit                                 725             98%              $405
   Oakhill                                  MI     Flint                                   504             90%              $350
   Old Orchard                              MI     Flint                                   200            100%              $316
   Orion                                    MI     Detroit                                 423             98%              $337
   Pinewood                                 MI     Columbus                                380             98%              $290
   Pleasant Ridge                           MI     Lansing                                 305             85%              $212
   Royal Estates                            MI     Kalamazoo                               183             92%              $297
   Science City                             MI     Midland                                 171             98%              $279
   Springbrook                              MI     Utica                                   398             98%              $326
   Sun Valley                               MI     Jackson                                 203             97%              $237
   Swan Creek                               MI     Ann Arbor                               294             99%              $328

                                                                             Total        Total                         Weighted
                                                                             Comm-        Number      Occupancy as   Average Monthly
                                                          Location          unities      of Sites         of          Rent per Site
------------------------------------------------------------------------------------------------------------------------------------
                  Community                 State    (Closest Major City)                 3/31/99        3/31/99           3/31/99
------------------------------------------------------------------------------------------------------------------------------------


*  The Highlands                            MI     Flint                                    682             89%              $272
   Torrey Hills                             MI     Flint                                    346             97%              $340
   Valley Vista                             MI     Grand Rapids                             137             93%              $323
   Villa                                    MI     Flint                                    319             97%              $330
*  Westbrook                                MI     Detroit                                  217             57%              $364
   Yankee Spring                            MI     Grand Rapids                             284             91%              $247
                             Total Michigan                                   39         15,763             94%              $320
   Cedar Knolls                             MN     Minneapolis                              458             97%              $380
   Cimmaron                                 MN     St. Paul                                 505             99%              $383
   President's Park                         MN     Grand Forks                              174             82%              $219
   Rosemount                                MN     Minneapolis/St. Paul                     182            100%              $373
   Twenty-Nine Pines                        MN     St. Paul                                 152             93%              $308
                            Total Minnesota                                    5          1,471             96%              $354
*  Springfield Farms                        MO     Springfield                              134             69%              $177
                             Total Missouri                                    1            134             69%              $177
   Countryside Village G.F.                 MT     Great Falls                              222             99%              $200
                              Total Montana                                    1            222             99%              $200
   Autumn Forest                            NC     Greensboro                               299             99%              $213
   Foxhall Village                          NC     Raleigh                                  315             97%              $330
   Oakwood Forest                           NC     Greensboro                               481             96%              $256
   Woodlake                                 NC     Greensboro                               308            100%              $227
                       Total North Carolina                                    4          1,403             98%              $247
   Buena Vista                              ND     Fargo                                    400             96%              $255
   Columbia Heights                         ND     Grand Forks                              302             99%              $264
   Meadow Park                              ND     Fargo                                    118             90%              $191
                         Total North Dakota                                    3            820             96%              $249
   Casual Estates                           NY     Syracuse                                 961             74%              $318
   Meadowbrook                              NY     Ithaca                                   237             74%              $253
   Oak Orchard Estates                      NY     Rochester                                235             94%              $282
   Shadybrook                               NY     Syracuse                                  89             74%              $318
                             Total New York                                    4          1,522             77%              $303
*  Hunter's Chase                           OH     Lima                                     135             39%              $165
   Vance                                    OH     Columbus                                 110             95%              $209
   Willo-Arms                               OH     Cleveland                                262            100%              $192
   Yorktowne                                OH     Cincinnati                               354             97%              $322
                                 Total Ohio                                    4            861             89%              $244
   Crestview                                OK     Stillwater                               237             86%              $191
                             Total Oklahoma                                    1            237             86%              $191
   Knoll Terrace                            OR     Salem                                    212             97%              $337
   Riverview                                OR     Portland                                 133             99%              $372
                               Total Oregon                                    2            345             98%              $351
*  Carnes Crossing                          SC                                              535             96%              $166
*  Conway Plantation                        SC     Myrtle Beach                             299             64%              $178
   Saddlebrook                              SC                                              426             98%              $185
                       Total South Carolina                                    3          1,260             89%              $175

                                                                             Total        Total                         Weighted
                                                                             Comm-        Number      Occupancy as   Average Monthly
                                                          Location          unities      of Sites         of          Rent per Site
------------------------------------------------------------------------------------------------------------------------------------
                  Community                 State    (Closest Major City)                 3/31/99        3/31/99           3/31/99
------------------------------------------------------------------------------------------------------------------------------------


*  Eagle Creek                              TX     Tyler                                    198             43%              $158
   Homestead Ranch                          TX     McAllen                                  126             88%              $220
   Leisure World                            TX     Brownsville                              201             91%              $207
   The Homestead                            TX     McAllen                                   99             98%              $214
   Trail's End                              TX     Brownsville                              307             83%              $200
                                Total Texas                                   5             931             79%              $197
*  Regency Lakes                            VA     Winchester                               384             71%              $205
                             Total Virginia                                   1             384             71%              $205
   Eagle Point                              WA     Seattle                                  230             98%              $440
                           Total Washington                                   1             230             98%              $440
   Breazeale                                WY     Laramie                                  116             97%              $227
                              Total Wyoming                                   1             116             97%              $227

   Totals                                                                                51,076           92.2%              $299

*     These properties are included in the Active Expansion Portfolio.
**    This property was sold in April 1999.