Form 10-Q
period 1999-06-30
CHATEAU COMMUNITIES INC
filed 1999-08-13
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

                                      OR

       Transition report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934


                  Commission file number      1-12496
                                        -------------------


                           CHATEAU COMMUNITIES, INC.
            (Exact name of Registrant as specified in its charter)



            MARYLAND                                     38-3132038
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

             6160 South Syracuse Way, Greenwood Village, CO 80111
         (Address of principal executive offices, including zip code)

                                (303) 741-3707
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of Registrant's Common Stock, $0.01 par value, on August 10, 1999 was 28,116,831 shares.

                           CHATEAU COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                     Page Number
                                                                                     -----------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three and Six
                Months Ended June 30, 1999 and 1998                                        1
         Condensed Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998                                                          2
         Condensed Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 1999 and 1998                                               3
         Notes to Condensed Consolidated Financial Statements                             4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             7-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       13

PART II.                OTHER INFORMATION                                                14-20

SIGNATURES                                                                                21

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                           CHATEAU COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three Months Ended            Six Months Ended
                                            June 30,                      June 30,
                                     ---------------------         --------------------
                                        1999        1998              1999       1998
                                     ---------   ---------         ---------  ---------
Revenues:
  Rental income                      $  44,119   $  42,214         $  88,289  $  81,307
  Management fee, interest and
   other income                          2,718       1,535             4,156      2,647
                                     ---------   ---------         ---------  ---------
                                        46,837      43,749            92,445     83,954
Expenses:
  Property operating and
   maintenance                          12,482      11,810            24,574     22,886
  Real estate taxes                      3,167       3,071             6,373      6,026
  Depreciation and amortization         10,326       9,849            20,649     18,958
  Administrative                         2,235       1,973             4,307      4,123
  Interest and related amortization      8,127       8,010            16,089     15,556
                                     ---------   ---------         ---------  ---------
                                        36,337      34,713            71,992     67,549
                                     ---------   ---------         ---------  ---------
Income before net gain on sales of
 properties
 and minority interests                 10,500       9,036            20,453     16,405
Net gain on sales of properties          3,141           -             2,805          -
                                     ---------   ---------         ---------  ---------

Income before minority interests        13,641       9,036            23,258     16,405

Less income allocated to minority
 interests:
  Preferred OP Units                     1,524       1,202             3,047      1,202
  Common OP Units                        1,346         931             2,258      1,710
                                     ---------   ---------         ---------  ---------

  Net income available to common
   shareholders                      $  10,771   $   6,903         $  17,953  $  13,493
                                     =========   =========         =========  =========
Per share/OP Unit information:

  Basic earnings per common share    $     .38   $    . 25         $     .64  $     .50
                                     =========   =========         =========  =========

  Diluted earnings per common share  $     .38   $    . 25         $     .64  $     .50
                                     =========   =========         =========  =========

  Dividend/distribution declared
   per common
    share/OP Unit outstanding        $    .485   $    .455         $     .97  $     .91
                                     =========   =========         =========  =========

  Weighted average common shares
    outstanding - basic                 28,078      27,312            28,020     26,844
                                     =========   =========         =========  =========

  Weighted average common shares
    and OP Units outstanding -
     assuming dilution                  31,748      31,298            31,716     30,565
                                     =========   =========         =========  =========

                    The accompanying notes are an integral
                       part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                   June 30, December 31,
           ASSETS                                    1999      1998
                                                ----------- ------------
Rental property:
   Land                                             134,057      135,444
   Land and improvements for
    expansion sites                                  15,874       22,184
   Depreciable property                             880,683      868,881
                                                ----------- ------------
                                                  1,030,614    1,026,509
     Less accumulated depreciation                  170,944      151,260
                                                ----------- ------------

     Net rental property                            859,670      875,249

Cash and cash equivalents                             6,743          450
Receivables                                           3,704        3,123
Notes receivable                                      8,893        7,163
Investment in and advances to
  affiliates                                         88,268       65,473
Prepaid expenses and other assets                     8,736        7,736
                                                ----------- ------------

       Total assets                             $   976,014 $    959,194
                                                ----------- ------------

            LIABILITIES

Debt                                            $   451,960 $    427,778
Accounts payable and accrued
  expenses                                           19,804       21,030
Rents received in advance and
  security deposits                                   7,664        6,898
Dividends and distributions payable                  15,829       15,078
                                                ----------- ------------

       Total liabilities                            495,257      470,784

Minority interests in Operating
Partnership                                         118,904      120,475

          SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2
  million shares authorized; no shares
  issued or outstanding
Common stock; $.01 par value, 90
  million shares authorized;
28,113,337and 27,936,016 shares
  issued and outstanding at June 30,
  1999 and December 31, 1998,
  respectively                                          281          279
Additional paid-in capital                          436,282      432,711
Dividends in excess of accumulated
  earnings                                          (65,889)     (56,637)
Notes receivable from officers,
  406,569 shares                                     (8,821)      (8,418)
                                                ----------- ------------
       Total shareholders' equity                   361,853      367,935
                                                ----------- ------------
         Total liabilities and
           shareholders' equity                 $   976,014 $    959,194
                                                ----------- ------------

                    The accompanying notes are an integral
                       part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.
                            (DOLLARS IN THOUSANDS)

                                                        Six Months Ended
                                                             June 30,
                                                        ------------------
                                                          1999      1998
                                                        -------- ---------
Cash Flows from Operating Activities:
 Net income                                             $ 17,953 $  13,493
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Gain on sale of property                                (2,805)        -
  Income attributable to minority interests                5,305     2,912
  Depreciation and amortization                           20,649    18,958
  Amortization of debt issuance costs                        407       377
  Increase in operating assets                            (4,153)   (2,401)
  (Decrease) increase in operating liabilities              (460)    3,022
                                                        -------- ---------

    Net cash provided by operating activities             36,896    36,361

Cash flows from financing activities:
 Borrowings on the line of credit                         43,201    67,026
 Payments on the line credit                             (10,267)  (86,800)
 Payoff of mortgages and other debt                       (8,050)        -
 Mortgage principal payments                                (703)   (1,221)
 Dividends/distributions to shareholders/OP
  Unitholders                                            (29,870)  (26,006)
 Common shares OP Units reacquired and retired                 -      (930)
 Proceeds from the issuance of common shares                 146    53,924
 Net Proceeds from the issuance of Preferred OP Units          -    73,002
 Exercise of common stock options and other financing
  activities                                               1,480       223
                                                        -------- ---------

    Net cash (used in) provided by financing
     activities                                           (4,063)   79,218

Cash flows from investing activities:
 Acquisition of rental properties                         (5,706) (105,556)
 Additions to rental property                             (7,659)   (4,587)
 Disposition of rental property                            9,620         -
 Investment in and advances to joint
  ventures/affiliates                                    (22,795)  (20,221)
                                                        -------- ---------

    Net cash used in investing activities                (26,540) (130,364)
                                                        -------- ---------

Increase (decrease) in cash and cash equivalents           6,293   (14,785)
Cash and cash equivalents, beginning of period               450    14,910
                                                        -------- ---------
Cash and cash equivalents, end of period                $  6,743 $     125
                                                        ======== =========
Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in
 connection
 with acquisitions/development                          $    890 $  28,323
                                                        ======== =========

Debt assumed in connection with acquisitions            $      - $  32,579
                                                        ======== =========

                    The accompanying notes are an integral
                       part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:
    ----------------------

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

2.  Rental Property
    ---------------

    On April 1, 1999, the Company purchased a manufactured home community located in Montgomery, Alabama with 309 homesites for a purchase price of approximately $4 million.

    On April 15, 1999 the Company sold one manufactured home community located at Bradenton, Florida with 295 home sites for a gross sales price of $8.5 million, resulting in a gain of $3.1 million.

    On January 25, 1999, the Company sold one manufactured home community located in Melbourne, Florida with 217 sites for a gross sales price of $3,200,000. Upon the sale of the property, the Company recognized a net loss of $336,000.

    As of June 30, 1999, the Company owned 164 communities with an aggregate of 51,156 residential homesites and 1,359 park model/RV sites. In addition, it fee managed approximately 8,500 residential homesites and 175 park model/RV sites in 38 communities.

3.  Common Stock and Related Transactions:
    --------------------------------------

    On May 20, 1999, the Company declared a cash dividend/distribution of $.485 per share/OP Unit to shareholders and OP Unitholders of record as of June 30, 1999. The dividend/distribution was paid on July 15, 1999 and is included in the dividends and distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 1999.

    On February 25, 1999, the Company declared a cash dividend/distribution of $.485 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 1999. The dividend/distribution was paid on April 14, 1999.

    On November 18, 1998, the Company declared a cash dividend/distribution of $.455 per share/OP Unit to shareholders and OP Unitholders of record as of December 28, 1998. The dividend/distribution was paid on January 15, 1999, and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1998.

                                                     CHATEAU COMMUNITIES, INC.

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                                            __________

3.   Common Stock and Related Transactions Continued:
     ------------------------------------------------

(In thousands, except per share data)                                                 For the three months ended June 30,
                                                                                ---------------------------------------------------
                                                                                             1999                       1998
                                                                                -------------------------  ------------------------
Basic EPS:
  Income (1)                                                                    $                 12,117   $                  7,834
  Weighted average common shares outstanding                                                      28,078                     27,312
  Weighted average common OP Units outstanding                                                     3,497                      3,683
                                                                                ------------------------   ------------------------
  Weighted average common shares/OP Units - basic                                                 31,575                     30,995
                                                                                ------------------------   ------------------------

  Per share - basic                                                             $                    .38   $                    .25
                                                                                ========================   ========================
Diluted EPS:

  Income (1)                                                                    $                 12,117   $                  7,834

  Weighted average common shares outstanding                                                      28,078                     27,312
  Weighted average common OP Units outstanding                                                     3,497                      3,683
  Employee stock options                                                                             173                        303
                                                                                ------------------------   ------------------------
  Weighted average common shares/OP
     Units - assuming dilution                                                                    31,748                     31,298
                                                                                ------------------------   ------------------------

  Per share - assuming dilution                                                 $                    .38   $                    .25
                                                                                ========================   ========================

                                                                                          For the six months ended June 30,
                                                                                ---------------------------------------------------
                                                                                             1999                       1998
                                                                                -------------------------  ------------------------
Basic EPS:
  Income (1)                                                                    $                 20,211   $                 15,203

  Weighted average common shares outstanding                                                      28,020                     26,844
  Weighted average common OP Units outstanding                                                     3,521                      3,401
                                                                                ------------------------   ------------------------
  Weighted average common shares/OP Units - basic                                                 31,541                     30,245
                                                                                ------------------------   ------------------------

  Per share - basic                                                             $                    .64   $                    .50
                                                                                ========================   ========================
Diluted EPS:

  Income (1)                                                                    $                 20,211   $                 15,203

  Weighted average common shares outstanding                                                      28,020                     26,844
  Weighted average common OP Units outstanding                                                     3,521                      3,401
  Employee stock options                                                                             175                        320
                                                                                ------------------------   ------------------------
  Weighted average common shares/OP
     Units - assuming dilution                                                                    31,716                     30,565
                                                                                ------------------------   ------------------------

  Per share - assuming dilution                                                 $                    .64   $                    .50
                                                                                ========================   ========================

     (1) Represents income before minority interests less the income allocated to the Preferred OP Units.

                           CHATEAU COMMUNITIES, INC.

                                   ---------

4.   Debt:
     -----

     The following table sets forth certain information regarding debt of the Company at June 30, 1999.

                                 Weighted Average
     Dollars in thousands:        Interest Rate   Maturity Date  Principal Balance
                                  --------------  -------------  -----------------

     Fixed Rate Mortgage Debt             7.90 %      1999-2011      $     121,758
     Unsecured Senior Notes               7.46 %      2000-2004            245,000
     Unsecured Lines of Credit            5.87 %              -             69,669
     Other notes payable                 various        various             15,533
                                                                     -------------

                                                                     $     451,960
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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and six months ended June 30, 1999 and 1998. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                Core Portfolio                                Total
                                      ----------------------------------       -----------------------------------
                                           1999              1998                    1999               1998
                                      --------------  ------------------       -----------------  ----------------

Dollars in thousands, except per site

As of June 30,
Number of communities                           162                 162                     164               165
Total manufactured homesites                 50,710              50,100                  51,156            50,891
Occupied sites                               46,769              46,216                  47,165            46,861
Occupancy %                                    92.2%               92.2%                   92.2%             92.1%


For the three months ended June 30,
Rental income                               $43,831             $41,654                 $44,119           $42,214
Property operating expenses                 $15,478             $14,639                 $15,649           $14,881
Net operating income                        $28,353             $27,015                 $28,470           $27,333
Weighted average monthly rent per           $   301             $   289                 $   300           $   289
 site


For the six months ended June 30,
Rental income                               $80,617             $76,786                 $88,289           $81,307
Property operating expenses                 $28,370             $27,348                 $30,947           $28,912
Net operating income                        $52,247             $49,438                 $57,342           $52,395
Weighted average monthly rent per           $   304             $   292                 $   300           $   290
 site

Comparison of three months ended June 30, 1999 to three months ended June 30,
1998

For the three months ended June 30, 1999, income before minority interests was $13,641,000 an increase of $4,605,000 from the three months ended June 30, 1998. The increase was due primarily to a gain of $3.1 million on the sale of a property and increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended June 30, 1999 was $44,119,000, an increase of $1,905,000 from the three months ended June 30, 1998. The increase is primarily due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the three months ended June 30, 1999 was 47,172 sites compared with 46,726 sites for the same period in 1998. The occupancy rate was 92.2 percent on 51,156 sites as of June 30, 1999, compared to 92.1 percent on 50,891 sites as of June 30, 1998. The occupancy rate on the stabilized portfolio was 93.7 percent as of June 30, 1999. The stabilized portfolio includes communities where the Company does not have, or has not recently had, expansion of the Community. On a per site basis, weighted average monthly rental revenue for the three months ended June 30, 1999 was $300 compared with $289 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended June 30, 1999 was $301 compared with $289 for the same period in 1998, an increase of
4.2 percent.

Management fee, interest and other income primarily includes management fee income for the management of 38 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase in the three months ended June 30, 1999 from the same period in 1998 is due primarily to increased development activities in which the Company funds the development of joint ventures and increased management fee income.

Property operating and maintenance expense for the three months ended June 30, 1999 increased by $672,000 or 5.7 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Real estate taxes for the three months ended June 30, 1999, increased by $96,000 or 3.1 percent from the three months ended June 30, 1998. On a per site basis, monthly weighted real estate taxes were $22.38 for the three months ended June 30, 1999 compared to $21.91 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the three months ended June 30, 1999 increased by $262,000 from the same period a year ago. Administrative expense in 1999 was
4.8 percent of revenues as compared to 4.5 percent in 1998.

Interest and related amortization costs increased for the three months ended June 30, 1999 by $117,000, as compared with the three months ended June 30, 1998. Interest expense as a percentage of average debt outstanding decreased to approximately 7.4 percent in 1999 from approximately 7.7 percent in 1998. The decrease is due primarily to the Company's lower borrowing rate of 80 basis points over LIBOR on the Company's line of credit and lower interest rates in general, combined with higher borrowing on the lines of credit as a percentage of total debt and the payoff of higher rate mortgage debt.

Depreciation and amortization expense for the three months ended June 30, 1999 increased $477,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Comparison of six months ended June 30, 1999 to six months ended June 30, 1998

For the six months ended June 30, 1999, income before minority interests was $23,258,000, an increase of $6,853,000 from the six months ended June 30, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core Portfolio as well as a net gain recorded on the sales of two properties. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the six months ended June 30, 1999 was $88,289,000 an increase of $6,982,000 from the six months ended June 30, 1998. Approximately 44 percent was due to acquisitions, net of dispositions, and the remaining 56 percent was due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the six months ended June 30, 1999 was 47,139 sites compared with 44,820 sites for the same period in 1998. On a per site basis, weighted average monthly rental revenue for the six months ended June 30, 1999 was $300 compared with $290 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the six months ended June 30, 1999 was $304 compared with $292 for the same period in 1998, an increase of 4.1 percent.

Property operating and maintenance expense for the six months ended June 30, 1999 increased by $1,688,000 or 7.4 percent from the same period a year ago. The majority of the increase was due to the 1998 acquisitions and increases in the Company's Core Portfolio.

Real estate taxes for the six months ended June 30, 1999, increased by $347,000 or 5.8 percent from the six months ended June 30, 1998. On a per site basis, monthly weighted real estate taxes were $22.53 for the six months ended June 30, 1999 compared to $22.41 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the six months ended June 30, 1999 increased by approximately $184,000 from the same period a year ago. Administrative expense in 1999 was 4.7 percent of revenues as compared to 4.9 percent in 1998.

Interest and related amortization costs increased for the six months ended June 30, 1999 by $533,000, as compared with the six months ended June 30, 1998. The increase was due to financing of acquisitions, advances to affiliates and development activity. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 1999 from approximately
7.8 percent in 1998. The decrease is due primarily to the Company's lower borrowing rate of 80 basis points over LIBOR on the Company's line of credit and lower interest rates in general, combined with higher borrowing on the lines of credit as a percentage of total debt and the payoff of higher rate mortgages.

Depreciation and amortization expense for the six months ended June 30, 1999 increased $1,691,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $36,896,000 for the six months ended June 30, 1999, compared with $36,361,000 for the six months ended June 30, 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the six months ended June 30, 1999 was $4,063,000. This was due primarily to $29,870,000 in dividends and distributions paid to common shareholders and OP Unitholders in the first half of 1999, the payoff of mortgage and other debt of $8,050,000 offset partially by net borrowings on the lines of credit of $2,934,000.

Net cash used in investing activities for the six months ended June 30, 1999 was $26,540,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the six months ended June 30, 1999, acquisition costs were $5.7 million, including the acquisition of one manufactured home community with 309 homesites for a purchase price of $4 million. Construction and development costs were approximately $3.6 million, recurring property capital expenditures were approximately $3.4 million, and advances to joint ventures and affiliates, including construction costs were $22.8. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of June 30, 1999, approximately $69.7 million was outstanding under the Credit Facilities and the Company had available $37.8 million in additional borrowing capacity.

As of June 30, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 3.7 years, respectively, and $122 million of secured mortgage debt with a weighted average interest rate and maturity of 7.9 percent and 2.0 years, respectively. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.6 percent and 3.2 years, respectively.

Repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the issuance of additional equity or debt securities and the assumption of existing secured or unsecured indebtedness.

The Company expects to meet its short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Recently Issued Accounting Standards
------------------------------------

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

Year 2000
---------

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

                                            For the three months  For the six months
                                               ended June 30        ended June 30
                                            --------------------  ------------------
                                               1999       1998      1999      1998
                                            ---------  ---------  --------  --------
Income before minority interests              $13,641    $ 9,036   $23,258   $16,405

Plus:
Depreciation and amortization                  10,326      9,849    20,649    18,958

Less:
Non-recurring item (1)                          3,141          -     2,805         -
Depreciation expense on corporate assets           65         63       130       125
Distribution on Preferred OP Units              1,524      1,202     3,047     1,202
                                              -------    -------   -------   -------
FFO                                           $19,237    $17,620   $37,925   $34,036
                                              =======    =======   =======   =======

  (1)  Represents net gain recorded on sales of properties.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of June 30, 1999.

                                                                                            Weighted
                                                                                            Average
                                                         Amount of          Percent of      Interest          Maturity
                                                        Indebtedness        total debt        Rate              Date
                                                        ------------        ----------      --------         ---------
(dollars in thousands)
Mortgage Debt:

Del Tura                                                  $ 31,788              7.3%          8.40%               2000
Macomb                                                      15,398              3.5%          9.82%               1999
Other (8 properties)                                        19,838              4.6%          7.69%          2002-2011
Pacific Life (36 properties)                                54,734             12.5%          7.16%               2000
                                                          --------             ----           ----

   Total Mortgage                                          121,758             27.9%          7.90%

Unsecured Debt:

Unsecured Senior Notes                                      70,000             16.0%          7.52%               2003
Unsecured Senior Notes                                      75,000             17.2%          8.75%               2000
Unsecured Senior Notes                                     100,000             22.9%          6.44%               2004
                                                          --------             ----           ----

   Total Unsecured                                         245,000             56.1%          7.46%
                                                          --------             ----           ----
   Total Fixed Rate                                        366,758             84.0%          7.60%

Variable Rate Debt:

Credit Facilities                                           69,669             16.0%          5.87%
                                                          --------
   Total Secured and Unsecured Debt                       $436,427
                                                          ========

Based on the amount outstanding under the Credit Facilities at June 30, 1999 of $69,669,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the period, then the Company's interest expense (net of adjustments for capitalized items), for the six months ended June 30, 1999, would have increased or decreased by approximately $348,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 20, 1999, the Company held its annual meeting of shareholders.   The
following matters were voted upon at the meeting:

          1. The election of the following Class III directors named in the proxy statement:

                                                              Abstentions and
                                 Votes for     Votes against  Broker Non-votes
                              ---------------  -------------  ----------------

          John A. Boll          20,116,139              0            50,795
          James L. Clayton      20,105,965              0            60,969
          Steven G. Davis       19,857,984              0           308,950


Class I directors (Gary P. McDaniel, Gebron S. Anton, James M. Lane and Rhonda
G. Hogan) and Class II directors (C.G. ("Jeff") Kellogg, Edward R. Allen, James
M. Hankins and Donald E. Miller) also continued in office as directors after the meeting.

          2. The approval of the Company's 1999 Equity Compensation Plan:


                                                              Abstentions and
                                 Votes for     Votes against  Broker Non-votes
                              ---------------  -------------  ----------------
                                19,093,377        897,694           176,530

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

The following table sets forth certain information, as of June 30, 1999, regarding the Properties.


                                                                                                                      Weighted
                                                                                                                       Average
                                                                                 Total Number of                     Monthly Rent
                                             Location            Total               Sites        Occupancy as of      per Site
             Community          State  (Closest Major City)   Communities           6/30/99           6/30/99          6/30/99
---------------------------------------------------------------------------------------------------------------------------------
    100 Oaks                     AL            Fultondale                              230               91%             $    204
    Lakewood                     AL            Montgomery                              309               87%             $    149
               Total Alabama                                           2               539               89%             $    173
    Bermuda Palms                CA          Palm Springs                              185               94%             $    331
    Eastridge                    CA              San Jose                              187               99%             $    642
    La Quinta Ridge              CA          Palm Springs                              152               86%             $    406
    The Colony                   CA          Palm Springs                              220               97%             $    621
    The Orchard                  CA         San Francisco                              233              100%             $    581
            Total California                                           5               977               96%             $    527
    CV-Denver                    CO                Denver                              345               94%             $    358
    CV-Longmont                  CO              Longmont                              310               99%             $    370
    Friendly Village             CO               Greeley                              226               98%             $    284
    Pine Lakes Ranch             CO                Denver                              762               97%             $    327
    Redwood Estates              CO                Denver                              753               98%             $    325
              Total Colorado                                           5             2,396               97%             $    332
    Cedar Grove                  CT             New Haven                               60              100%             $    289
    Evergreen                    CT             New Haven                              102               98%             $    291
    Green Acres                  CT             New Haven                               64               95%             $    287
    Highland                     CT             New Haven                               50               92%             $    303
           Total Connecticut                                           4               276               97%             $    292
    Anchor North                 FL             Tampa Bay                               94               95%             $    262
    Audubon                      FL               Orlando                              280               99%             $    263
    Colony Cove                  FL              Sarasota                            2,211              100%             $    335
    Conway Circle                FL               Orlando                              111               95%             $    301
    Crystal Lake                 FL        St. Petersburg                              166               93%             $    263
*   Crystal Lakes                FL                 Tampa                              330               55%             $    152
    CV-Jacksonville              FL          Jacksonville                              643               97%             $    303
    Del Tura                     FL            Fort Myers                            1,344               88%             $    432
    Eldorado Estates             FL         Daytona Beach                              126               98%             $    259
    Emerald Lake                 FL            Fort Myers                              201              100%             $    291
    Fairways Country Club        FL               Orlando                            1,141               99%             $    293
*   Foxwood Farms                FL               Orlando                              375               75%             $    198
    Hidden Valley                FL               Orlando                              303              100%             $    294
    Indian Rocks                 FL            Clearwater                              148               68%             $    237
    Jade Isle                    FL               Orlando                              101               94%             $    317
    Lakeland Harbor              FL                 Tampa                              504              100%             $    251
    Lakeland Junction            FL                 Tampa                              191              100%             $    196


                                                                                                                      Weighted
                                                                                                                       Average
                                                                                 Total Number of                     Monthly Rent
                                             Location            Total               Sites        Occupancy as of      per Site
             Community          State  (Closest Major City)   Communities            6/30/99          6/30/99          6/30/99
---------------------------------------------------------------------------------------------------------------------------------

    Lakes at Leesburg            FL               Orlando                              640              100%             $    261
    Land O' Lakes                FL               Orlando                              173               99%             $    256
    Midway Estates               FL            Vero Beach                              204               80%             $    322
    Oak Springs                  FL               Orlando                              438               74%             $    247
    Orange Lake                  FL               Orlando                              242               93%             $    248
    Palm Beach Colony            FL       West Palm Beach                              285               94%             $    308
    Pedaler's Pond               FL               Orlando                              214               86%             $    194
    Pinellas Cascades            FL            Clearwater                              238               93%             $    366
    Shady Lane                   FL            Clearwater                              108               94%             $    265
    Shady Oak                    FL            Clearwater                              250               99%             $    320
    Shady Village                FL            Clearwater                              156               97%             $    306
    Southwind Village            FL                Naples                              337               93%             $    300
    Starlight Ranch              FL               Orlando                              783               94%             $    287
    Tarpon Glen                  FL            Clearwater                              170               90%             $    289
    Town & Country               FL               Orlando                               73               96%             $    313
    Whispering Pines             FL            Clearwater                              392               96%             $    361
    Winter Haven Oaks            FL               Orlando                              343               52%             $    210
               Total Florida                                          34            13,315               92%             $    300
    Atlanta Meadows              GA               Atlanta                               75               99%             $    226
*   Butler Creek                 GA               Augusta                              376               81%             $    185
    Camden Point                 GA             Kingsland                              268               54%             $    171
    Castlewood Estates           GA               Atlanta                              334               85%             $    311
    Colonial Coach Estates       GA               Atlanta                              481               86%             $    277
    Golden Valley                GA               Atlanta                              131               95%             $    253
    Landmark                     GA               Atlanta                              524               94%             $    269
    Marnelle                     GA               Atlanta                              205               98%             $    265
    Oak Grove Estates            GA                Albany                              174               98%             $    133
    Paradise Village             GA                Albany                              226               95%             $    144
               Total Georgia                                          10             2,794               87%             $    234
    Lakewood Estates             IA             Davenport                              180               92%             $    249
    Terrace Heights              IA               Dubuque                              317               95%             $    254
                  Total Iowa                                           2               497               94%             $    252
    Coach Royale                 ID                 Boise                               91               99%             $    274
    Maple Grove Estates          ID                 Boise                              270               99%             $    288
    Shenandoah Estates           ID                 Boise                              154               97%             $    269
                 Total Idaho                                           3               515               98%             $    280
    Falcon Farms                 IL                Moline                              215               91%             $    226
    Maple Ridge                  IL              Kankakee                              201              100%             $    247
    Maple Valley                 IL              Kankakee                               75              100%             $    247
              Total Illinois                                           3               491               96%             $    238
*   Broadmore                    IN            South Bend                              344               85%             $    234
    Forest Creek                 IN            South Bend                              167              100%             $    287
*   Fountainvue                  IN                Marion                              120               88%             $    151
    Hickory Knoll                IN          Indianapolis                              325               98%             $    292
    Mariwood                     IN          Indianapolis                              296               92%             $    289
    Oak Ridge                    IN            South Bend                              204              100%             $    237
    Pendleton                    IN          Indianapolis                              102               96%             $    215
    Sherwood                     IN                Marion                               89               81%             $    157
    Skyway                       IN          Indianapolis                              156               97%             $    285
    Twin Pines                   IN                Goshen                              238               98%             $    225
               Total Indiana                                          10             2,041               94%             $    249
    Mosby's Point                KY            Cincinnati                              150               96%             $    288

                                                                                                                      Weighted
                                                                                                                       Average
                                                                                 Total Number of                     Monthly Rent
                                             Location            Total               Sites        Occupancy as of      per Site
             Community          State  (Closest Major City)   Communities           6/30/99           6/30/99          6/30/99
---------------------------------------------------------------------------------------------------------------------------------
    Rolling Hills                KY            Louisville                              158               96%             $    202
              Total Kentucky                                           2               308               96%             $    244
    Pinecrest Village            LA            Shreveport                              446               73%             $    152
    Stonegate, LA                LA            Shreveport                              157               99%             $    174
             Total Louisiana                                           2               603               80%             $    158
    Hillcrest                    MA                Boston                               83               93%             $    299
    Leisurewoods Rockland        MA                Boston                              394               99%             $    315
*   Leisurewoods Taunton         MA                Boston                              130               96%             $    278
    The Glen                     MA                Boston                               36              100%             $    380
         Total Massachusetts                                           4               643               98%             $    309
*   Algoma Estates               MI          Grand Rapids                              294               97%             $    280
*   Anchor Bay                   MI               Detroit                            1,384               95%             $    337
    Arbor Village                MI               Jackson                              266               98%             $    248
    Avon                         MI               Detroit                              617               99%             $    392
    Canterbury Estates           MI          Grand Rapids                              209               81%             $    233
    Chesterfield                 MI               Detroit                              345               97%             $    361
    Chestnut Creek               MI                 Flint                              221               70%             $    311
    Clinton                      MI               Detroit                            1,000               99%             $    359
    Colonial Acres               MI             Kalamazoo                              612               95%             $    280
    Colonial Manor               MI             Kalamazoo                              195               95%             $    267
    Country Estates              MI          Grand Rapids                              254               96%             $    267
    Cranberry                    MI               Pontiac                              232               99%             $    346
    Ferrand Estates              MI          Grand Rapids                              420               99%             $    324
*   Forest Lake Estates          MI          Grand Rapids                              221               80%             $    271
*   Grand Blanc                  MI                 Flint                              478               85%             $    332
    Holiday Estates              MI          Grand Rapids                              205               99%             $    311
    Howell                       MI               Lansing                              455               98%             $    364
    Huron Estates                MI                 Flint                              111               71%             $    208
    Lake in the Hills            MI               Detroit                              238              100%             $    371
*   Leonard Gardens              MI          Grand Rapids                              216               91%             $    288
    Macomb                       MI               Detroit                            1,426               98%             $    359
    Norton Shores                MI          Grand Rapids                              656               87%             $    250
    Novi                         MI               Detroit                              725               98%             $    405
    Oakhill                      MI                 Flint                              504               90%             $    351
    Old Orchard                  MI                 Flint                              200              100%             $    316
    Orion                        MI               Detroit                              423               99%             $    343
    Pinewood                     MI              Columbus                              380               99%             $    297
    Pleasant Ridge               MI               Lansing                              305               85%             $    215
    Royal Estates                MI             Kalamazoo                              183               94%             $    299
    Science City                 MI               Midland                              170               99%             $    285
    Springbrook                  MI                 Utica                              398               98%             $    329
    Sun Valley                   MI               Jackson                              195               95%             $    242
    Swan Creek                   MI             Ann Arbor                              294              100%             $    335
*   The Highlands                MI                 Flint                              682               89%             $    269
    Torrey Hills                 MI                 Flint                              346               96%             $    341
    Valley Vista                 MI          Grand Rapids                              137               93%             $    323
    Villa                        MI                 Flint                              319               95%             $    335
*   Westbrook                    MI               Detroit                              220               64%             $    364
    Yankee Spring                MI          Grand Rapids                              284               92%             $    248
              Total Michigan                                          39            15,820               94%             $    323
    Cedar Knolls                 MN           Minneapolis                              458               98%             $    384
    Cimmaron                     MN              St. Paul                              505               99%             $    383

                                                                                                                      Weighted
                                                                                                                       Average
                                                                                 Total Number of                     Monthly Rent
                                             Location            Total               Sites        Occupancy as of      per Site
             Community          State  (Closest Major City)   Communities           6/30/99           6/30/99          6/30/99
---------------------------------------------------------------------------------------------------------------------------------
    President's Park             MN           Grand Forks                              174               85%             $    219
    Rosemount                    MN  Minneapolis/St. Paul                              182              100%             $    375
    Twenty-Nine Pines            MN              St. Paul                              152               94%             $    309
             Total Minnesota                                           5             1,471               97%             $    355
*   Springfield Farms            MO           Springfield                              134               72%             $    170
              Total Missouri                                           1               134               72%             $    170
    Countryside Village G.F.     MT           Great Falls                              226               97%             $    200
               Total Montana                                           1               226               97%             $    200
    Autumn Forest                NC            Greensboro                              299               98%             $    221
    Foxhall Village              NC               Raleigh                              315               97%             $    299
    Oakwood Forest               NC            Greensboro                              481               93%             $    259
    Woodlake                     NC            Greensboro                              308               98%             $    233
        Total North Carolina                                           4             1,403               96%             $    247
    Buena Vista                  ND                 Fargo                              400               96%             $    256
    Columbia Heights             ND           Grand Forks                              302               99%             $    266
    Meadow Park                  ND                 Fargo                              118               87%             $    191
          Total North Dakota                                           3               820               96%             $    250
    Casual Estates               NY              Syracuse                              961               73%             $    320
    Meadowbrook                  NY                Ithaca                              237               78%             $    253
    Oak Orchard Estates          NY             Rochester                              235               93%             $    282
    Shadybrook                   NY              Syracuse                               89               73%             $    320
              Total New York                                           4             1,522               77%             $    304
*   Hunter's Chase               OH                  Lima                              136               44%             $    165
    Vance                        OH              Columbus                              110               94%             $    213
    Willo-Arms                   OH             Cleveland                              262               99%             $    194
    Yorktowne                    OH            Cincinnati                              354               98%             $    322
    Total Ohio                                                         4               862               89%             $    244
    Crestview                    OK            Stillwater                              237               89%             $    196
              Total Oklahoma                                           1               237               89%             $    196
    Knoll Terrace                OR                 Salem                              212               97%             $    345
    Riverview                    OR              Portland                              133               99%             $    372
                Total Oregon                                           2               345               98%             $    356
*   Carnes Crossing              SC                                                    535               97%             $    167
*   Conway Plantation            SC          Myrtle Beach                              299               66%             $    179
    Saddlebrook                  SC                                                    426               97%             $    185
        Total South Carolina                                           3             1,260               90%             $    176
*   Eagle Creek                  TX                 Tyler                              198               45%             $    156
    Homestead Ranch              TX               McAllen                              126               86%             $    220
    Leisure World                TX           Brownsville                              201               88%             $    204
    The Homestead                TX               McAllen                               99               96%             $    221
    Trail's End                  TX           Brownsville                              307               77%             $    199
                 Total Texas                                           5               931               76%             $    196
*   Regency Lakes                VA            Winchester                              384               73%             $    205
              Total Virginia                                           1               384               73%             $    205
    Eagle Point                  WA               Seattle                              230               97%             $    447
            Total Washington                                           1               230               97%             $    447
    Breazeale                    WY               Laramie                              116               97%             $    229
               Total Wyoming                                           1               116               97%             $    229

                      Totals                                         161            51,156             92.2%             $    300

*  These properties are included in the Active Expansion Portfolio.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits and Index of Exhibits
                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K
                No reports were filed on Form 8-K during the second quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13th day of August, 1999.

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