Form 10-Q
period 1999-09-30
CHATEAU COMMUNITIES INC
filed 1999-11-12
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

               For the quarterly period ended September 30, 1999
                                              ------------------

                                      OR

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No  _____
                                         -----

The number of shares outstanding of Registrant's Common Stock, $0.01 par value, on November 11, 1999 was 28,387,115 shares.

                           CHATEAU COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the
                Three and Nine Months Ended September 30, 1999
                and 1998                                                     1
         Condensed Consolidated Balance Sheets as of September
                30, 1999 and December 31, 1998                               2
         Condensed Consolidated Statements of Cash Flows for
                the Nine months Ended September 30, 1999 and 1998            3
         Notes to Condensed Consolidated Financial Statements               4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13

PART II.     OTHER INFORMATION                                             14-19

SIGNATURES                                                                   20

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CHATEAU COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended       Nine months Ended
                                                            September 30,           September 30,
                                                        --------------------     -------------------
                                                          1999        1998         1999       1998
                                                        --------    --------     --------   --------
Revenues:
  Rental income                                         $ 44,607    $ 42,729     $132,896   $124,036
  Management fee, interest and other income                3,499       1,336        7,655      3,983
                                                        --------    --------     --------   --------
                                                          48,106      44,065      140,551    128,019
Expenses:
  Property operating and maintenance                      13,218      12,631       37,792     35,517
  Real estate taxes                                        3,115       3,136        9,488      9,162
  Depreciation and amortization                           10,383      10,577       31,032     29,535
  Administrative                                           2,863       1,639        7,170      5,762
  Interest and related amortization                        7,618       7,670       23,707     23,226
                                                        --------    --------     --------   --------
                                                          37,197      35,653      109,189    103,202
                                                        --------    --------     --------   --------
Income before net gain on sales of properties
 and minority interests                                   10,909       8,412       31,362     24,817
Net gain on sales of properties                                -           -        2,805          -
                                                        --------    --------     --------   --------

Income before minority interests                          10,909       8,412       34,167     24,817

Less income allocated to minority interests:
  Preferred OP Units                                       1,523       1,523        4,570      2,725
  Common OP Units                                          1,037         809        3,296      2,522
                                                        --------    --------     --------   --------

  Net income available to common shareholders           $  8,349    $  6,080     $ 26,301   $ 19,570
                                                        ========    ========     ========   ========

Per share/OP Unit information:

  Basic earnings per common share                       $    .30    $    .22     $    .94   $    .72
                                                        ========    ========     ========   ========

  Diluted earnings per common share                     $    .30    $    .22     $    .93   $    .72
                                                        ========    ========     ========   ========

  Dividend/distribution declared per common
    share/OP Unit outstanding                           $   .485    $   .455     $  1.455   $  1.365
                                                        ========    ========     ========   ========

  Weighted average common shares
    outstanding - basic                                   28,115      27,509       28,052     27,068
                                                        ========    ========     ========   ========

  Weighted average common shares
    and OP Units outstanding - assuming dilution          31,760      31,337       31,731     30,751
                                                        ========    ========     ========   ========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                        September 30,   December 31,
                       ASSETS                                1999           1998
                                                        -------------   ------------
Rental property:
   Land                                                 $     134,827   $    135,444
   Land and improvements for expansion sites                   22,856         22,184
   Depreciable property                                       879,126        868,881
                                                        -------------   ------------
                                                            1,036,809      1,026,509
     Less accumulated depreciation                            181,165        151,260
                                                        -------------   ------------

     Net rental property                                      855,644        875,249

Cash and cash equivalents                                       2,593            450
Receivables                                                     3,384          3,123
Notes receivable                                                8,873          7,163
Investment in and advances to affiliates                      104,991         65,473
Prepaid expenses and other assets                               8,496          7,736
                                                        -------------   ------------
        Total assets                                    $     983,981   $    959,194
                                                        =============   ============

                LIABILITIES

Debt                                                    $     461,726   $    427,778
Accounts payable and accrued expenses                          21,336         21,030
Rents received in advance and security deposits                 8,934          6,898
Dividends and distributions payable                            16,115         15,078
                                                        -------------   ------------

        Total liabilities                                     508,111        470,784

Minority interests in Operating Partnership                   118,362        120,475

      SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
   authorized; no shares issued or outstanding
Common stock; $.01 par value, 90 million shares
   authorized; 28,114,666 and 27,936,016 shares
   issued and outstanding at September 30, 1999
   and December 31, 1998, respectively                            281            279
Additional paid-in capital                                    436,468        432,711
Dividends in excess of accumulated earnings                   (71,184)       (56,637)
Notes receivable from officers, 371,698 and
   406,569 shares at September 30, 1999 and
   December 31, 1998, respectively                             (8,057)        (8,418)
                                                        -------------   ------------
        Total shareholders' equity                            357,508        367,935
                                                        -------------   ------------

        Total liabilities and shareholders' equity      $     983,981   $    959,194
                                                        =============   ============

   The accompanying notes are an integral part of the financial statements.

                                                     CHATEAU COMMUNITIES, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.
                                                      (DOLLARS IN THOUSANDS)

                                                                                  Nine months Ended
                                                                                    September 30,
                                                                             --------------------------
                                                                                1999            1998
                                                                             ----------      ----------
Cash Flows from Operating Activities:
 Net income                                                                  $   26,301      $   19,570
 Adjustments to reconcile net income to net cash
     provided by operating activities:
   Gain on sale of property                                                      (2,805)              -
   Income attributable to minority interests                                      3,296           2,522
   Increase in accrued preferred distributions                                        -             762
   Depreciation and amortization                                                 31,032          29,535
   Amortization of debt issuance costs                                              575             567
   Increase in operating assets                                                  (3,959)         (5,416)
   (Decrease) increase in operating liabilities                                   2,342           6,449
                                                                             ----------      ----------
        Net cash provided by operating activities                                56,782          53,989

Cash flows from financing activities:
 Borrowings on the line of credit                                                84,318          83,917
 Payments on the line credit                                                    (26,048)        (94,800)
 Payoff of mortgages and other debt                                             (23,448)         (1,390)
 Mortgage principal payments                                                       (874)         (1,716)
 Dividends/distributions to shareholders/OP Unitholders                         (44,914)        (40,104)
 Common shares OP Units reacquired and retired                                      (76)           (932)
 Proceeds from the issuance of common shares                                          -          53,777
 Net Proceeds from the issuance of Preferred OP Units                                 -          73,002
 Exercise of common stock options and other financing activities                  2,563             203
                                                                             ----------      ----------
        Net cash (used in) provided by financing activities                      (8,479)         71,957

Cash flows from investing activities:
 Acquisition of rental properties                                                (6,228)       (109,033)
 Additions to rental property                                                   (13,883)         (9,195)
 Disposition of rental property                                                  13,201               -
 Investment in and advances to joint ventures/affiliates                        (39,250)        (22,214)
                                                                             ----------      ----------

        Net cash used in investing activities                                   (46,160)       (140,442)
                                                                             ----------      ----------

Increase (decrease) in cash and cash equivalents                                  2,143         (14,496)
Cash and cash equivalents, beginning of period                                      450          14,910
                                                                             ----------      ----------
Cash and cash equivalents, end of period                                     $    2,593      $      414
                                                                             ==========      ==========

Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in connection
  with acquisitions/development                                              $    1,327      $   28,927
                                                                             ==========      ==========
Debt assumed in connection with acquisitions                                 $        -      $   32,579
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

    On January 25, 1999, the Company sold one manufactured home community located in Melbourne, Florida with 217 sites for a gross sales price of $3.2 million. Upon the sale of the property, the Company recognized a net loss of $336,000.

    As of September 30, 1999, the Company owned 164 communities with an aggregate of 51,296 residential homesites and 1,359 park model/RV sites. In addition, it fee managed approximately 9,200 residential homesites and 175 park model/RV sites in 43 communities.

3.  Common Stock and Related Transactions:
    --------------------------------------

    On August 18, 1999, the Company declared a cash dividend/distribution of $.485 per share/OP Unit to shareholders and OP Unitholders of record as of September 30, 1999. The dividend/distribution was paid on October 15, 1999, and is included in the dividends and distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 1999.

    On May 20, 1999, the Company declared a cash dividend/distribution of $.485 per share/OP Unit to shareholders and OP Unitholders of record as of June 30, 1999. The dividend/distribution was paid on July 15, 1999.

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

                                                     CHATEAU COMMUNITIES, INC.

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                                            __________

3.          Common Stock and Related Transactions Continued:
            ------------------------------------------------
            (In thousands, except per share data)
                                                                             For the three months ended September 30,
                                                                             ----------------------------------------
                                                                                   1999                      1998
                                                                                   ----                      ----
Basic EPS:
   Income (1)                                                                $    9,386                $    6,889

   Weighted average common shares outstanding                                    28,115                    27,509
   Weighted average common OP Units outstanding                                   3,494                     3,660
                                                                             ----------                ----------
   Weighted average common shares/OP Units - basic                               31,609                    31,169
                                                                             ----------                ----------
   Per share - basic                                                         $      .30                $      .22
                                                                             ==========                ==========

Diluted EPS:

   Income (1)                                                                $    9,386                $    6,889

   Weighted average common shares outstanding                                    28,115                    27,509
   Weighted average common OP Units outstanding                                   3,494                     3,660
   Employee stock options                                                           151                       168
                                                                             ----------                ----------
   Weighted average common shares/OP
     Units -- assuming dilution                                                  31,760                    31,337
                                                                             ----------                ----------
   Per share - assuming dilution                                             $      .30                $      .22
                                                                             ==========                ==========


                                                                             For the nine months ended September 30,
                                                                             ---------------------------------------
                                                                                   1999                      1998
                                                                                   ----                      ----
Basic EPS:
   Income (1)                                                                $   29,597                $   22,092

   Weighted average common shares outstanding                                    28,052                    27,068
   Weighted average common OP Units outstanding                                   3,512                     3,488
                                                                             ----------                ----------
   Weighted average common shares/OP Units - basic                               31,564                    30,556
                                                                             ----------                ----------
   Per share - basic                                                         $      .94                $      .72
                                                                             ==========                ==========

Diluted EPS:

   Income (1)                                                                $   29,597                $   22,092

   Weighted average common shares outstanding                                    28,052                    27,068
   Weighted average common OP Units outstanding                                   3,512                     3,488
   Employee stock options                                                           167                       195
                                                                             ----------                ----------
   Weighted average common shares/OP
     Units - assuming dilution                                                   31,731                    30,751
                                                                             ----------                ----------
   Per share - assuming dilution                                             $      .93                $      .72
                                                                             ==========                ==========

               (1)  Represents income before minority interests less the income allocated to the Preferred OP Units.


                           CHATEAU COMMUNITIES, INC.

                             --------------------

4.     Debt:
       -----
       The following table sets forth certain information regarding debt of the Company at September 30, 1999.

                                         Weighted Average
       Dollars in thousands:              Interest Rate        Maturity Date      Principal Balance
                                         ----------------      -------------      -----------------

       Fixed Rate Mortgage Debt               7.62 %             2000-2011           $  106,058
       Unsecured Senior Notes                 7.46 %             2000-2004              245,000
       Unsecured Lines of Credit              6.21 %                 -                   95,005
       Other notes payable                   various               various               15,663
                                                                                     ----------
                                                                                     $  461,726
                                                                                     ==========

5.     Subsequent Events:
       ------------------

       On October 19, 1999, the Company completed the acquisition of Greenpark South, a community located in Alabama with 315 homesites and approximately 76 expandable sites, for approximately $8.7 million.

       In order to finance this acquisition, as well as increased advances to its affiliates, the Company entered into a $15 million bridge loan. This bridge loan is with its primary lender, Bank One NA, bears interest at 6.71% and matures on November 29, 1999. The Company expects its affiliates to repay advances sufficient to retire the bridge loan at maturity.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and nine months ended September 30, 1999 and 1998. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                     Core Portfolio                                Total
                                                ------------------------------------------------------------------
                                                     1999          1998                1999               1998
                                                ------------   ------------         -----------       ------------

Dollars in thousands, except per site

As of September 30,
Number of communities                                    163            163                 164                166
Total manufactured homesites                          50,986         50,535              51,296             51,154
Occupied sites                                        46,890         46,588              47,143             47,100
Occupancy %                                             92.0%          92.2%               91.9%              92.1%


For the three months ended September 30,
Rental income                                     $   44,480     $   42,224          $   44,607         $   42,729
Property operating expenses                       $   16,271     $   15,545          $   16,333         $   15,767
Net operating income                              $   28,209     $   26,679          $   28,274         $   26,962
Weighted average monthly rent per                 $      305     $      293          $      304         $      294
   site

For the nine months ended September 30,
Rental income                                     $  121,374     $  115,677          $  132,896         $  124,036
Property operating expenses                       $   43,407     $   41,690          $   47,280         $   44,679
Net operating income                              $   77,967     $   73,987          $   85,616         $   79,357
Weighted average monthly rent per                 $      306     $      294          $      301         $      292
   site

Comparison of three months ended September 30, 1999 to three months ended September 30, 1998

For the three months ended September 30, 1999, income before minority interests was $10,909,000 an increase of $2,497,000 from the three months ended September 30, 1998. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended September 30, 1999 was $44,607,000, an increase of $1,878,000 from the three months ended September 30, 1998. The increase is primarily due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the three months ended September 30, 1999 was 47,159 sites compared with 46,955 sites for the same period in 1998. The occupancy rate was 91.9 percent on 51,296 sites as of September 30, 1999, compared to 92.1 percent on 51,154 sites as of September 30, 1998. The occupancy rate on the stabilized portfolio was 93.5 percent as of September 30, 1999. The stabilized portfolio includes communities where the Company does not have, or has not recently had, expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1999 was $304 compared with $294 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 1999 was $305 compared with $293 for the same period in 1998, an increase of 4.1 percent.

Management fee, interest and other income primarily includes management and transaction fee income for the management of 43 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase in the three months ended September 30, 1999 from the same period in 1998 is due primarily to increased development activities in which the Company funds the development of joint ventures and increased management and transaction fee income.

Property operating and maintenance expense for the three months ended September 30, 1999 increased by $587,000 or 4.7 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the three months ended September 30, 1999 increased by $1,224,000 from the same period a year ago. Administrative expense in 1999 was 6.0 percent of revenues as compared to 3.7 percent in 1998.

Depreciation and amortization expense for the three months ended September 30, 1999 decreased $194,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Comparison of nine months ended September 30, 1999 to nine months ended September 30, 1998

For the nine months ended September 30, 1999, income before minority interests was $34,167,000, an increase of $9,350,000 from the nine months ended September 30, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core Portfolio as well as a net gain recorded on the sales of two properties. The increase in net operating income in the Company's Core Portfolio is primarily due to increases in occupancy and rental increases partially offset by general operating expense increases.

Rental revenue for the nine months ended September 30, 1999 was $132,896,000, an increase of $8,860,000 from the nine months ended September 30, 1998. Approximately 35 percent was due to acquisitions, net of dispositions, and the remaining 65 percent was due to rental increases and occupancy gains in the Company's Core Portfolio.

Weighted average occupancy for the nine months ended September 30, 1999 was 47,126 sites compared with 45,481 sites for the same period in 1998. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1999 was $301 compared with $292 in the same period of 1998. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 1999 was $306 compared with $294 for the same period in 1998, an increase of 4.0 percent.

Property operating and maintenance expense for the nine months ended September 30, 1999 increased by $2,275,000 or 6.4 percent from the same period a year ago. The majority of the increase was due to the 1998 acquisitions and increases in the Company's Core Portfolio.

Real estate taxes for the nine months ended September 30, 1999, increased by $326,000 or 3.6 percent from the nine months ended September 30, 1998. On a per site basis, monthly weighted real estate taxes were $22.37 for the nine months ended September 30, 1999 compared to $22.38 for the same period in 1998. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the nine months ended September 30, 1999 increased by approximately $1,408,000 from the same period a year ago. Administrative expense in 1999 was 5.1 percent of revenues as compared to 4.5 percent in 1998.

Interest and related amortization costs increased for the nine months ended September 30, 1999 by $481,000, as compared with the nine months ended September 30, 1998. The increase was due to financing of acquisitions, advances to affiliates and development activity. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 1999 from approximately 7.7 percent in 1998. The decrease is due to higher borrowing on the lines of credit as a percentage of total debt and the payoff of higher rate mortgages.

Depreciation and amortization expense for the nine months ended September 30, 1999 increased $1,497,000 from the same period a year ago. The increase is directly attributable to the 1998 acquisitions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $56,782,000 for the nine months ended September 30, 1999, compared with $53,989,000 for the nine months ended September 30, 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the nine months ended September 30, 1999 was $8,479,000. This was due primarily to $44,914,000 in dividends and distributions paid to common shareholders and OP Unitholders in the first half of 1999, the payoff of mortgage and other debt of $23,448,000 offset partially by net borrowings on the lines of credit of $58,270,000.

Net cash used in investing activities for the nine months ended September 30, 1999 was $46,160,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the nine months ended September 30, 1999, acquisition costs were $6.2 million, including the acquisition of one manufactured home community with 309 homesites for a purchase price of $4.0 million. Construction and development costs were approximately $7.4 million, recurring property capital expenditures were approximately $5.2 million, and advances to joint ventures and affiliates, including construction costs were $39.2 million. Capital expenditures have historically been financed with funds from operations and it is the Company's intention that such future expenditures will be financed with funds from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of September 30, 1999, approximately $95 million was outstanding under the Credit Facilities and the Company had available $12.5 million in additional borrowing capacity.

As of September 30, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 3.5 years, respectively, and $106 million of secured mortgage debt with a weighted average interest rate and maturity of 7.6 percent and 2.0 years, respectively. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.5 percent and 3.0 years, respectively.

On October 19, 1999, the Company completed the acquisition of Greenpark South, a community located in Alabama with 315 homesites and approximately 76 expandable sites, for approximately $8.7 million.

In order to finance this acquisition, as well as increased advances to its affiliates, the Company entered into a $15 million bridge loan. This bridge loan is with its primary lender, Bank One NA, bears interest at 6.71% and matures on November 29, 1999. The Company expects its affiliates to repay advances sufficient to retire the bridge loan at maturity.

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

                                            For the three months  For the nine months
                                             ended September 30   ended September 30
                                            --------------------  -------------------

                                                 1999       1998       1999      1998
                                              -------    -------    -------   -------

Income before minority interests              $10,909    $ 8,412    $34,167   $24,817

Plus:
Depreciation and amortization                  10,383     10,577     31,032    29,535

Less:
Non-recurring item (1)                              -          -      2,805         -
Depreciation expense on corporate assets           65         62        195       187
Distribution on Preferred OP Units              1,523      1,523      4,570     2,725
                                              -------    -------    -------   -------
FFO                                           $19,704    $17,404    $57,629   $51,440
                                              =======    =======    =======   =======

  (1)  Represents net gain recorded on sales of properties.


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of September 30, 1999.
                                                                                        Weighted
                                                                                         Average
                                                    Amount of          Percent of       Interest         Maturity
                                                   Indebtedness        Total Debt         Rate             Date
                                                   ------------        ----------         ----             ----
(dollars in thousands)
Mortgage Debt:

Del Tura                                               $ 31,618              7.1%          8.40%           2000
Other (8 properties)                                     19,706              4.4%          7.68%         2002-2011
Pacific Life (36 properties)                             54,734             12.3%          7.16%           2000
                                                       --------             ----           ----

   Total Mortgage                                       106,058             23.8%          7.62%

Unsecured Debt:

Unsecured Senior Notes                                   70,000             15.7%          7.52%           2003
Unsecured Senior Notes                                   75,000             16.8%          8.75%           2000
Unsecured Senior Notes                                  100,000             22.4%          6.44%           2004
                                                       --------             ----           ----

   Total Unsecured                                      245,000             54.9%          7.46%
                                                       --------             ----           ----
   Total Fixed Rate                                     351,058             78.7%          7.51%

Variable Rate Debt:

Credit Facilities                                        95,005             21.3%          6.21%
                                                       --------

   Total Secured and Unsecured Debt                    $446,063
                                                       ========

Based on the amount outstanding under the Credit Facilities at September 30, 1999 of $95,005,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the nine months ended September 30, 1999, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $713,000.

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

The following table sets forth certain information, as of September 30, 1999, regarding the Properties.

*  These properties are included in the Active Expansion Portfolio.




                                                                                                             Weighted
                                                                                Total                         Average
                                                                  Total       Number of      Occupancy     Monthly Rent
                                                Location          Comm-         Sites          as of         per Site
Community                      State      (Closest Major City)   unities       9/30/99        9/30/99         9/30/99
------------------------------------------------------------------------------------------------------------------------
100 Oaks                         AL            Fultondale                         231            90%         $    207
Lakewood                         AL            Montgomery                         310            87%         $    155
     Total Alabama                                                  2             541            88%         $    178
Bermuda Palms                    CA            Palm Springs                       185            96%         $    335
Eastridge                        CA            San Jose                           187            99%         $    639
La Quinta Ridge                  CA            Palm Springs                       152            89%         $    411
The Colony                       CA            Palm Springs                       220            98%         $    641
The Orchard                      CA            San Francisco                      233           100%         $    577
     Total California                                               5             977            97%         $    532
CV-Denver                        CO            Denver                             345            94%         $    365
CV-Longmont                      CO            Longmont                           310            99%         $    376
Friendly Village                 CO            Greeley                            226            98%         $    290
Pine Lakes Ranch                 CO            Denver                             762            98%         $    334
Redwood Estates                  CO            Denver                             753            98%         $    328
     Total Colorado                                                 5           2,396            97%         $    338
Cedar Grove                      CT            New Haven                           60           100%         $    291
Evergreen                        CT            New Haven                          102            98%         $    293
Green Acres                      CT            New Haven                           64            95%         $    288
Highland                         CT            New Haven                           50            94%         $    305
     Total Connecticut                                              4             276            97%         $    293
Anchor North                     FL            Tampa Bay                           94            95%         $    266
Audubon                          FL            Orlando                            280            98%         $    266
Colony Cove                      FL            Sarasota                         2,211           100%         $    335
Conway Circle                    FL            Orlando                            111            95%         $    303
Crystal Lake                     FL            St. Petersburg                     166            95%         $    264
Crystal Lakes*                   FL            Tampa                              330            55%         $    152
CV-Jacksonville                  FL            Jacksonville                       643            97%         $    305
Del Tura                         FL            Fort Myers                       1,344            86%         $    428
Eldorado Estates                 FL            Daytona Beach                      126            97%         $    259
Emerald Lake                     FL            Fort Myers                         201           100%         $    291
Fairways Country Club            FL            Orlando                          1,141            99%         $    293
Foxwood Farms*                   FL            Orlando                            375            75%         $    198
Hidden Valley                    FL            Orlando                            303            99%         $    295
Indian Rocks                     FL            Clearwater                         148            66%         $    238
Jade Isle                        FL            Orlando                            101            95%         $    310
Lakeland Harbor                  FL            Tampa                              504           100%         $    251
Lakeland Junction                FL            Tampa                              191           100%         $    196
Lakes at Leesburg                FL            Orlando                            640           100%         $    261
Land O' Lakes                    FL            Orlando                            173            99%         $    255
Midway Estates                   FL            Vero Beach                         204            81%         $    321
Oak Springs                      FL            Orlando                            438            74%         $    246
Orange Lake                      FL            Orlando                            242            94%         $    247




                                                                                                             Weighted
                                                                                Total                         Average
                                                                  Total       Number of      Occupancy     Monthly Rent
                                                Location          Comm-         Sites          as of         per Site
Community                      State      (Closest Major City)   unities       9/30/99        9/30/99         9/30/99
------------------------------------------------------------------------------------------------------------------------
Palm Beach Colony                FL         West Palm Beach                       285             94%        $    308
Pedaler's Pond                   FL         Orlando                               214             86%        $    196
Pinellas Cascades                FL         Clearwater                            238             93%        $    370
Shady Lane                       FL         Clearwater                            108             94%        $    262
Shady Oak                        FL         Clearwater                            250             98%        $    323
Shady Village                    FL         Clearwater                            156             97%        $    306
Southwind Village                FL         Naples                                337             93%        $    300
Starlight Ranch                  FL         Orlando                               783             94%        $    294
Tarpon Glen                      FL         Clearwater                            170             89%        $    294
Town & Country                   FL         Orlando                                73             96%        $    313
Whispering Pines                 FL         Clearwater                            392             95%        $    362
Winter Haven Oaks                FL         Orlando                               343             52%        $    210
     Total Florida                                                 34          13,315             92%        $    300
Atlanta Meadows                  GA         Atlanta                                75             99%        $    230
Butler Creek*                    GA         Augusta                               376             81%        $    186
Camden Point                     GA         Kingsland                             268             54%        $    168
Castlewood Estates               GA         Atlanta                               334             85%        $    309
Colonial Coach Estates           GA         Atlanta                               481             86%        $    278
Golden Valley                    GA         Atlanta                               131             95%        $    255
Landmark                         GA         Atlanta                               524             94%        $    274
Marnelle                         GA         Atlanta                               205             98%        $    269
Oak Grove Estates                GA         Albany                                174             98%        $    135
Paradise Village                 GA         Albany                                226             96%        $    145
     Total Georgia                                                 10           2,794             87%        $    235
Lakewood Estates                 IA         Davenport                             180             98%        $    250
Terrace Heights                  IA         Dubuque                               317             96%        $    255
     Total Iowa                                                     2             497             97%        $    253
Coach Royale                     ID         Boise                                  91             99%        $    277
Maple Grove Estates              ID         Boise                                 270             99%        $    292
Shenandoah Estates               ID         Boise                                 154             97%        $    275
     Total Idaho                                                    3             515             98%        $    284
Falcon Farms                     IL         Moline                                215             91%        $    229
Maple Ridge                      IL         Kankakee                               75            100%        $    229
Maple Valley                     IL         Kankakee                              201            100%        $    181
     Total Illinois                                                 3             491             96%        $    209
Broadmore*                       IN         South Bend                            350             82%        $    237
Forest Creek                     IN         South Bend                            167             99%        $    289
Fountainvue*                     IN         Marion                                121             87%        $    154
Hickory Knoll                    IN         Indianapolis                          325             98%        $    293
Mariwood                         IN         Indianapolis                          296             94%        $    289
Oak Ridge                        IN         South Bend                            204             99%        $    241
Pendleton                        IN         Indianapolis                          102             97%        $    216
Sherwood                         IN         Marion                                 89             80%        $    158
Skyway                           IN         Indianapolis                          156             97%        $    286
Twin Pines                       IN         Goshen                                238             97%        $    230
     Total Indiana                                                 10           2,048             93%        $    252
Mosby's Point                    KY         Cincinnati                            150             97%        $    289
Rolling Hills                    KY         Louisville                            158             97%        $    204
    Total Kentucky                                                  2             308             97%        $    245
Pinecrest Village                LA         Shreveport                            445             72%        $    155
Stonegate, LA                    LA         Shreveport                            157             98%        $    176
     Total Louisiana                                                2             602             79%        $    160
Hillcrest                        MA         Boston                                 83             93%        $    305
Leisurewoods Rockland            MA         Boston                                394             99%        $    313
Leisurewoods Taunton*            MA         Boston                                181             69%        $    278
The Glen                         MA         Boston                                 36            100%        $    380
     Total Massachusetts                                            4             694             90%        $    306
Algoma Estates                   MI         Grand Rapids                          294             96%        $    285
Anchor Bay*                      MI         Detroit                             1,384             94%        $    339
Arbor Village                    MI         Jackson                               266             98%        $    250
Avon                             MI         Detroit                               617             99%        $    396



                                                                                                             Weighted
                                                                                Total                         Average
                                                                  Total       Number of      Occupancy     Monthly Rent
                                                Location          Comm-         Sites          as of         per Site
Community                      State      (Closest Major City)   unities       9/30/99        9/30/99         9/30/99
------------------------------------------------------------------------------------------------------------------------
Canterbury Estates               MI         Grand Rapids                             209         80%         $    240
Chesterfield                     MI         Detroit                                  345         97%         $    362
Chestnut Creek                   MI         Flint                                    221         70%         $    310
Clinton                          MI         Detroit                                1,000         99%         $    359
Colonial Acres                   MI         Kalamazoo                                612         95%         $    281
Colonial Manor                   MI         Kalamazoo                                195         96%         $    268
Country Estates                  MI         Grand Rapids                             254         95%         $    268
Cranberry                        MI         Pontiac                                  232         99%         $    352
Ferrand Estates                  MI         Grand Rapids                             420         99%         $    328
Forest Lake Estates*             MI         Grand Rapids                             221         79%         $    272
Grand Blanc*                     MI         Flint                                    478         84%         $    333
Holiday Estates                  MI         Grand Rapids                             205        100%         $    314
Howell                           MI         Lansing                                  455         98%         $    369
Huron Estates                    MI         Flint                                    111         71%         $    220
Lake in the Hills                MI         Detroit                                  238        100%         $    373
Leonard Gardens*                 MI         Grand Rapids                             271         68%         $    288
Macomb                           MI         Detroit                                1,426         98%         $    360
Norton Shores                    MI         Grand Rapids                             656         86%         $    252
Novi                             MI         Detroit                                  725         98%         $    405
Oakhill                          MI         Flint                                    504         89%         $    352
Old Orchard                      MI         Flint                                    200        100%         $    315
Orion                            MI         Detroit                                  423         98%         $    344
Pinewood                         MI         Columbus                                 380         98%         $    300
Pleasant Ridge                   MI         Lansing                                  305         85%         $    216
Royal Estates                    MI         Kalamazoo                                183         93%         $    303
Science City                     MI         Midland                                  171         98%         $    288
Springbrook                      MI         Utica                                    398         98%         $    330
Sun Valley                       MI         Jackson                                  195         97%         $    245
Swan Creek                       MI         Ann Arbor                                294        100%         $    341
The Highlands*                   MI         Flint                                    682         90%         $    270
Torrey Hills                     MI         Flint                                    346         97%         $    343
Valley Vista                     MI         Grand Rapids                             137         92%         $    323
Villa                            MI         Flint                                    319         96%         $    335
Westbrook*                       MI         Detroit                                  247         55%         $    370
Yankee Spring                    MI         Grand Rapids                             284         92%         $    249
     Total Michigan                                                 39            15,903         93%         $    324
Cedar Knolls                     MN         Minneapolis                              458         98%         $    386
Cimmaron                         MN         St. Paul                                 505         99%         $    383
President's Park                 MN         Grand Forks                              174         84%         $    220
Rosemount                        MN         Minneapolis/St. Paul                     182        100%         $    376
Twenty-Nine Pines                MN         St. Paul                                 152         93%         $    308
     Total Minnesota                                                 5             1,471         96%         $    356
Springfield Farms*               MO         Springfield                              134         71%         $    173
     Total Missouri                                                  1               134         71%         $    173
Countryside Village G.F.         MT         Great Falls                              226         97%         $    199
     Total Montana                                                   1               226         97%         $    199
Autumn Forest                    NC         Greensboro                               299         98%         $    224
Foxhall Village                  NC         Raleigh                                  315         97%         $    300
Oakwood Forest                   NC         Greensboro                               481         93%         $    263
Woodlake                         NC         Greensboro                               308         99%         $    235
     Total North Carolina                                            4             1,403         96%         $    247
Buena Vista                      ND         Fargo                                    400         96%         $    258
Columbia Heights                 ND         Grand Forks                              302         99%         $    267
Meadow Park                      ND         Fargo                                    117         90%         $    192
     Total North Dakota                                              3               819         96%         $    252
Casual Estates                   NY         Syracuse                                 961         73%         $    321
Meadowbrook                      NY         Ithaca                                   237         75%         $    257
Oak Orchard Estates              NY         Rochester                                235         93%         $    282
Shadybrook                       NY         Syracuse                                  89         73%         $    321
     Total New York                                                  4             1,522         76%         $    305
Hunter's Chase*                  OH         Lima                                     135         42%         $    167



                                                                                                             Weighted
                                                                                Total                         Average
                                                                  Total       Number of      Occupancy     Monthly Rent
                                                Location          Comm-         Sites          as of         per Site
Community                      State      (Closest Major City)   unities       9/30/99        9/30/99         9/30/99
------------------------------------------------------------------------------------------------------------------------
Vance                            OH         Columbus                              110           95%          $    214
Willo-Arms                       OH         Cleveland                             262          100%          $    195
Yorktowne                        OH         Cincinnati                            354           97%          $    322
     Total Ohio                                                     4             861           89%          $    245
Crestview                        OK         Stillwater                            237           88%          $    198
     Total Oklahoma                                                 1             237           88%          $    198
Knoll Terrace                    OR         Salem                                 212           98%          $    350
Riverview                        OR         Portland                              133           99%          $    380
     Total Oregon                                                   2             345           98%          $    362
Carnes Crossing*                 SC                                               535           96%          $    172
Conway Plantation*               SC         Myrtle Beach                          299           66%          $    181
Saddlebrook                      SC                                               426           97%          $    187
     Total South Carolina                                           3           1,260           89%          $    179
Eagle Creek*                     TX         Tyler                                 198           44%          $    158
Homestead Ranch                  TX         McAllen                               126           87%          $    220
Leisure World                    TX         Brownsville                           201           90%          $    199
The Homestead                    TX         McAllen                                99           97%          $    222
Trail's End                      TX         Brownsville                           307           79%          $    194
     Total Texas                                                    5             931           77%          $    194
Regency Lakes*                   VA         Winchester                            384           72%          $    207
     Total Virginia                                                 1             384           72%          $    207
Eagle Point                      WA         Seattle                               230           98%          $    451
     Total Washington                                               1             230           98%          $    451
Breazeale                        WY         Laramie                               116           97%          $    234
     Total Wyoming                                                  1             116           97%          $    234

Totals                                                            161          51,296         91.9%          $    301

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits and Index of Exhibits
              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K
              No reports were filed on Form 8-K during the third quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 11th day of November, 1999.

                                                CHATEAU COMMUNITIES, INC.



                                      By:  /s/ Tamara D. Fischer
                                           -------------------------------------
                                                     Tamara D. Fischer
                                                  Executive Vice President
                                                and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                              Financial and Accounting Officer)