Form 10-K
period 1999-12-31
CHATEAU COMMUNITIES INC
filed 2000-03-23
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K
(Mark One)

    X      Annual report pursuant to Section 13 or 15(d) of the Securities
---------  Exchange Act of 1934

                     For the year ended December 31, 1999

                                      or

---------  Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

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

            6160 S. Syracuse Way, Greenwood Village, Colorado 80111
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

     Yes      X           No
          ---------          ---------

           Indicate by check mark if disclosure of delinquent filers pursuant
  --------
to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the Registrant on March 10, 2000 was approximately $582,821,000 based on the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

     The number of shares of the Registrant's Common Stock outstanding on March 10, 2000 was 28,440,835 shares.

     Portions of the Registrant's 1999 definitive Proxy Statement to be filed for its 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                           CHATEAU COMMUNITIES, INC.

                            FORM 10-K ANNUAL REPORT
                     for the year ended December 31, 1999
                               TABLE OF CONTENTS
                                ---------------

Item                                                                          Pages
----                                                                          -----
                                    PART I
     1.    Business............................................................  3

     2.    Properties..........................................................  8

     3.    Legal Proceedings................................................... 14

     4.    Submission of Matters to a Vote of Security Holders................. 14

                                   PART II
     5.    Market for Registrant's Common Equity and
               Related Security Holder Matters................................. 15

     6.    Selected Financial Data............................................. 16

     7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................. 18

     7A.   Quantitative and Qualitative Disclosures About Market Risk.......... 26

     8.    Financial Statements and Supplementary Data......................... 27

     9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................. 51

                                   PART III
     10.   Directors and Executive Officers of the Registrant.................. 52
     11.   Executive Compensation.............................................. 52

     12.   Security Ownership of Certain Beneficial Owners
               and Management.................................................. 52

     13.   Certain Relationships and Related Transactions...................... 52

                                   PART IV
     14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K............................................. 53

           Signatures.......................................................... 58

                         FINANCIAL STATEMENT SCHEDULES
           Chateau Communities, Inc. Financial Statement Schedules............. F1

                                    PART I

Item 1.   Business
-------   --------

General Development of Business

Chateau Communities, Inc. (the "Company"), a self-administered and self-managed equity real estate investment trust ("REIT"), is one of the largest owner/manager of manufactured home communities in the United States. The Company conducts substantially all of its activities through CP Limited Partnership, a Maryland limited partnership (the "Operating Partnership"), in which it owns, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Operating Partnership, an approximate 89% general partner interest. The Company owns and operates 165 manufactured home community properties (the "Properties") containing 51,659 homesites and 1,359 park model/RV sites in 28 states. The Company also fee manages 44 manufactured home community properties containing 9,718 homesites. The Company is also involved in the development and expansion of manufactured home communities, and through its subsidiary, Community Sales, Inc. (CSI), the sale of new and pre-owned homes, brokerage of used homes and assisting residents in arranging of financing and insurance services.

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

Industry Overview

A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes, including related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities, custom options and on-site built additional structures.

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

     * Offering residents accessibility to on-site managers to maximize retention, encourage home maintenance and improvements to minimize turnover;

     * Providing frequent personal contact between on-site managers and residents to foster a sense of pride in the community and to promote desirability of each property;

     * Offering potential community residents the convenience of purchasing a home already in place within the community or ordering a new product;

     * Increasing value to residents and shareholders of the Company by providing additional value-added services to residents; and

     * Assisting potential residents in securing financing and insurance for their home.

Development, Expansions and Acquisitions

     * Utilizing the expertise and relationships developed by the Company's management to identify new development opportunities;

     * Selectively developing new communities in strategically desirable regions where development is supported by favorable demographics and strong market demand; and

     * Capitalizing on opportunities to renovate and expand properties consistent with local market demand;

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

Expansion and Improvement of Manufactured Home Community Properties

The Company will seek to increase the income generated from its manufactured home communities by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws, and by filling vacant sites. During 1999, the Company substantially completed the development of 525 expansion sites. As of December 31, 1999, the Company owned undeveloped land adjacent to existing communities containing approximately 5,600 expansion sites, which are zoned for manufactured housing. This undeveloped land will facilitate additional growth to the extent market conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets.

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense and the related debt in its balance sheet. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. Based on the Company's ownership in these joint ventures the Company accounts for the investment utilizing the equity method of accounting for six of these ventures. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development. Based on the Company's investment in these ventures, the Company accounts for its investments utilizing the equity method of accounting.

1999 Property Acquisitions

During 1999, the Company completed the following acquisitions:


 Acquisition               Acquisition                               Purchase
    Date                   and Location                               Price
-------------              ------------                               -----
                                                                  (in thousands)

April 1999     1 community in Alabama, containing an aggregate of
               309 homesites                                          $4,013



October 1999   1 community in Alabama containing an aggregate of
               315 homesites                                           8,712
                                                                     -------
                                                                     $12,725
                                                                     =======


Community Sales, Inc.

The Company conducts its sales and brokerage activities through CSI, which is operated as a taxable subsidiary of the Operating Partnership. During 1999, CSI sold 587 new or pre-owned homes and brokered the sales of 1,273 homes. CSI also has a Financial Services Division, which arranges financing and insurance services for prospective residents. During 1999, the Financial Services Division arranged financing on approximately 863 loans.

Affiliated Companies

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

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common equity shares of N'Tandem. The Company owns approximately 10 percent of N'Tandem's outstanding stock and recognizes income from an advisory agreement and interest income on the notes as earned.

During 1998, in order to finance acquisitions, N'Tandem borrowed $10.7 million from the Company through the issuance of notes which were due November 1999 and bore interest at the prime rate of interest plus one percent per annum. These notes were refinanced and the maturities extended by the Company in 1999. Also, during 1999, N'Tandem borrowed $ 23.6 million from the Company for the acquisition of 6 communities. During 1999 N'Tandem obtained a line of credit and repaid $10.7 million of these notes to the Company. As of December 31, 1999, N'Tandem owed the Company $ 23.6 million under unsecured notes that are due December 31, 2000 and bear interest at the prime rate of interest plus one percent.

As of December 31, 1999 N'Tandem owned 12 communities with 2,644 homesites and an interest in 7 communities with 1,345 homesites.

Competition

Many of the Properties are located in developed areas that include other manufactured home communities. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at its communities and on the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to residents.

Employees

As of December 31, 1999, the Company had approximately 1,183 full and part-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators as well as the office manager include extensive contact with residents through initial introduction to community guidelines and on-going accessibility for resident assistance. Typically, clerical and maintenance workers are employed to assist in the management and care of residents and properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents and managers and four divisional presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increasing cash flow from property operations. Field management staff is also supported by approximately 60 corporate employees who assist on-site administrators in all the property management functions.

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

Cautionary Statements Concerning Forward-Looking Information

Certain information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project," or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 2.   Properties
-------   ----------

At December 31, 1999, the Properties consisted of 165 manufactured home communities containing 51,659 homesites and 1,359 park model/RV sites, in 28 states, with amenities designed for either retirement or family living. The Company also fee managed 44 manufactured home communities containing 9,718 sites in 15 states. The Company also owned land adjacent to certain existing communities containing approximately 5,600 expansion sites which, although not yet developed, was zoned for manufactured housing.

At December 31, 1999, the Properties had an occupancy rate of approximately 91.7 percent with weighted average rent for the year ended December 31, 1999 of $302 per month. This compares to an occupancy rate of 92.4 percent and with weighted average rent of $292 per month for the prior year. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for residents. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and playgrounds. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, libraries, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms, marinas and laundry facilities.

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

The following table sets forth certain information, as of December 31, 1999, regarding the Properties.

*  These properties are included in the Active Expansion Portfolio.

                                                                         Total
                                                                       Number of                           Weighted Average
                                      Location            Total          Sites      Occupancy as of      Monthly Rent per Site
   Community               State  (Closest Major City)  Communities     12/31/99         12/31/99              12/31/99
   --------------------------------------------------------------------------------------------------------------------------------
   100 Oaks                  AL     Fultondale                            230               92%                 $209
   Lakewood                  AL     Montgomery                            310               79%                 $162
   Green Park South          AL     Birmingham                            307               95%                 $230
             Total Alabama                                  3             847               88%                 $199
   Bermuda Palms             CA     Palm Springs                          185               95%                 $343
   Eastridge                 CA     San Jose                              187               99%                 $636
   La Quinta Ridge           CA     Palm Springs                          152               87%                 $413
   The Colony                CA     Palm Springs                          220               96%                 $651
   The Orchard               CA     San Francisco                         233              100%                 $575
           Total California                                 5             977               96%                 $535
   CV-Denver                 CO     Denver                                345               94%                 $369
   CV-Longmont               CO     Longmont                              310               99%                 $378
   Friendly Village          CO     Greeley                               226               99%                 $291
   Pine Lakes Ranch          CO     Denver                                762               98%                 $337
   Redwood Estates           CO     Denver                                753               98%                 $329
            Total Colorado                                  5           2,396               98%                 $340
   Cedar Grove               CT     New Haven                              60              100%                 $292
   Evergreen                 CT     New Haven                             102               96%                 $295
   Green Acres               CT     New Haven                              64               95%                 $289
   Highland                  CT     New Haven                              50               92%                 $306
          Total Connecticut                                 4             276               96%                 $295
   Anchor North              FL     Tampa Bay                              94               96%                 $268
   Audubon                   FL     Orlando                               280               98%                 $267
   Colony Cove               FL     Sarasota                            2,211              100%                 $335
   Conway Circle             FL     Orlando                               111              100%                 $304
   Crystal Lake              FL     St. Petersburg                        166               91%                 $265
*  Crystal Lakes             FL     Tampa                                 330               56%                 $152
   CV-Jacksonville           FL     Jacksonville                          643               95%                 $305
   Del Tura                  FL     Fort Myers                          1,344               88%                 $449
   Eldorado Estates          FL     Daytona Beach                         126               98%                 $258
   Emerald Lake              FL     Fort Myers                            201              100%                 $290
   Fairways Country Club     FL     Orlando                             1,141               99%                 $292
*  Foxwood Farms             FL     Orlando                               375               76%                 $198
   Hidden Valley             FL     Orlando                               303               99%                 $295
   Indian Rocks              FL     Clearwater                            148               70%                 $243
   Jade Isle                 FL     Orlando                               101               95%                 $310
   Lakeland Harbor           FL     Tampa                                 504              100%                 $251
   Lakeland Junction         FL     Tampa                                 191              100%                 $196
   Lakes at Leesburg         FL     Orlando                               640              100%                 $261
   Land O' Lakes             FL     Orlando                               173               99%                 $254
   Midway Estates            FL     Vero Beach                            204               77%                 $321
   Oak Springs               FL     Orlando                               438               73%                 $245
   Orange Lake               FL     Orlando                               242               95%                 $248
   Palm Beach Colony         FL     West Palm Beach                       285               93%                 $308

                                                                         Total
                                                                       Number of                           Weighted Average
                                         Location           Total        Sites       Occupancy as of     Monthly Rent per Site
     Community               State  (Closest Major City)  Communities   12/31/99        12/31/99               12/31/99

     -------------------------------------------------------------------------------------------------------------------------------
     Pedaler's Pond            FL     Orlando                             214               86%                 $198
     Pinellas Cascades         FL     Clearwater                          238               91%                 $370
     Shady Lane                FL     Clearwater                          108               95%                 $263
     Shady Oak                 FL     Clearwater                          250               98%                 $325
     Shady Village             FL     Clearwater                          156               95%                 $305
     Southwind Village         FL     Naples                              337               92%                 $301
     Starlight Ranch           FL     Orlando                             783               95%                 $297
     Tarpon Glen               FL     Clearwater                          170               88%                 $295
     Town & Country            FL     Orlando                              73               99%                 $312
     Whispering Pines          FL     Clearwater                          392               95%                 $364
     Winter Haven Oaks         FL     Orlando                             343               52%                 $211
                Total Florida                                34          13,315             92%                 $302
     Atlanta Meadows           GA     Atlanta                              75               99%                 $232
*    Butler Creek              GA     Augusta                             376               82%                 $187
     Camden Point              GA     Kingsland                           268               61%                 $167
     Castlewood Estates        GA     Atlanta                             334               85%                 $310
     Colonial Coach Estates    GA     Atlanta                             481               86%                 $280
     Golden Valley             GA     Atlanta                             131               97%                 $255
     Landmark                  GA     Atlanta                             524               94%                 $276
     Marnelle                  GA     Atlanta                             205               98%                 $271
     Oak Grove Estates         GA     Albany                              174               95%                 $136
     Paradise Village          GA     Albany                              226               84%                 $146
                Total Georgia                                10          2,794              87%                 $237
     Lakewood Estates          IA     Davenport                           180               92%                 $251
     Terrace Heights           IA     Dubuque                             317               96%                 $255
                   Total Iowa                                 2           497               94%                 $254
     Coach Royale              ID     Boise                                91               98%                 $279
     Maple Grove Estates       ID     Boise                               270               96%                 $294
     Shenandoah Estates        ID     Boise                               154               96%                 $279
                  Total Idaho                                 3           515               97%                 $287
     Falcon Farms              IL     Moline                              215               93%                 $230
     Maple Ridge               IL     Kankakee                             75              100%                 $249
     Maple Valley              IL     Kankakee                            201              100%                 $249
               Total Illinois                                 3           491               97%                 $241
*    Broadmore                 IN     South Bend                          356               87%                 $240
     Forest Creek              IN     South Bend                          167               99%                 $291
*    Fountainvue               IN     Marion                              120               88%                 $156
     Hickory Knoll             IN     Indianapolis                        326               98%                 $294
     Mariwood                  IN     Indianapolis                        296               92%                 $289
     Oak Ridge                 IN     South Bend                          204               98%                 $245
     Pendleton                 IN     Indianapolis                        102               97%                 $216
     Sherwood                  IN     Marion                               89               76%                 $159
     Skyway                    IN     Indianapolis                        156               98%                 $286
     Twin Pines                IN     Goshen                              238               94%                 $233
                Total Indiana                                10          2,054              93%                 $253
     Mosby's Point             KY     Cincinnati                          150               96%                 $289
     Rolling Hills             KY     Louisville                          158               97%                 $204
               Total Kentucky                                 2           308               96%                 $246
     Pinecrest Village         LA     Shreveport                          445               74%                 $156
     Stonegate, LA             LA     Shreveport                          157               97%                 $176
              Total Louisiana                                 2           602               80%                 $161
     Hillcrest                 MA     Boston                               83               95%                 $308
     Leisurewoods Rockland     MA     Boston                              394               99%                 $312
*    Leisurewoods Taunton      MA     Boston                              182               79%                 $277
     The Glen                  MA     Boston                               36              100%                 $380
          Total Massachusetts                                 4           695               93%                 $306
     Algoma Estates            MI     Grand Rapids                        294               95%                 $288
*    Anchor Bay                MI     Detroit                           1,384               96%                 $339
     Arbor Village             MI     Jackson                             266               97%                 $251
     Avon                      MI     Detroit                             617               99%                 $398
     Canterbury Estates        MI     Grand Rapids                        209               80%                 $244
     Chesterfield              MI     Detroit                             345               97%                 $362
     Chestnut Creek            MI     Flint                               221               74%                 $307

                                                                          Total
                                                                         Number of                         Weighted Average
                                         Location            Total         Sites       Occupancy as of   Monthly Rent per Site
     Community               State  (Closest Major City)   Communities    12/31/99         12/31/99           12/31/99

     ---------------------------------------------------------------------------------------------------------------------------
     Clinton                   MI     Detroit                                 1,000              98%              $359
     Colonial Acres            MI     Kalamazoo                                612               95%              $281
     Colonial Manor            MI     Kalamazoo                                195               95%              $269
     Country Estates           MI     Grand Rapids                             257               91%              $270
     Cranberry                 MI     Pontiac                                  232               99%              $354
     Ferrand Estates           MI     Grand Rapids                             420               98%              $331
*    Forest Lake Estates       MI     Grand Rapids                             221               80%              $271
*    Grand Blanc               MI     Flint                                    478               86%              $333
     Holiday Estates           MI     Grand Rapids                             205               98%              $316
     Howell                    MI     Lansing                                  455               98%              $370
     Huron Estates             MI     Flint                                    111               83%              $223
     Lake in the Hills         MI     Detroit                                  238              100%              $375
*    Leonard Gardens           MI     Grand Rapids                             271               76%              $285
     Macomb                    MI     Detroit                                1,426               97%              $363
     Norton Shores             MI     Grand Rapids                             656               86%              $253
     Novi                      MI     Detroit                                  725               96%              $408
     Oakhill                   MI     Flint                                    504               88%              $354
     Old Orchard               MI     Flint                                    200              100%              $318
     Orion                     MI     Detroit                                  423               97%              $345
     Pinewood                  MI     Columbus                                 380               98%              $301
     Pleasant Ridge            MI     Lansing                                  305               82%              $218
     Royal Estates             MI     Kalamazoo                                183               93%              $304
     Science City              MI     Midland                                  171               96%              $289
     Springbrook               MI     Utica                                    398               97%              $330
     Sun Valley                MI     Jackson                                  197               95%              $245
     Swan Creek                MI     Ann Arbor                                294               99%              $342
*    The Highlands             MI     Flint                                    683               90%              $271
     Torrey Hills              MI     Flint                                    346               96%              $343
     Valley Vista              MI     Grand Rapids                             137               88%              $317
     Villa                     MI     Flint                                    319               93%              $337
*    Westbrook                 MI     Detroit                                  299               60%              $369
     Yankee Spring             MI     Grand Rapids                             284               90%              $252
               Total Michigan                                   39           15,961              93%              $326
     Cedar Knolls              MN     Minneapolis                              458               98%              $386
     Cimmaron                  MN     St. Paul                                 505               99%              $383
     Rosemount                 MN     Minneapolis/St. Paul                     182              100%              $376
     Twenty-Nine Pines         MN     St. Paul                                 152               92%              $307
              Total Minnesota                                    4            1,297              98%              $374
*    Springfield Farms         MO     Springfield                              134               72%              $174
               Total Missouri                                    1             134               72%              $174
     Countryside Village G.F.  MT     Great Falls                              226               97%              $199
                Total Montana                                    1             226               97%              $199
     Autumn Forest             NC     Greensboro                               299               95%              $225
     Foxhall Village           NC     Raleigh                                  315               97%              $332
     Oakwood Forest            NC     Greensboro                               481               87%              $264
     Woodlake                  NC     Greensboro                               308               97%              $236
         Total North Carolina                                    4            1,403              93%              $247
     Buena Vista               ND     Fargo                                    400               97%              $258
     Columbia Heights          ND     Grand Forks                              302               99%              $268
     President's Park          ND     Grand Forks                              174               87%              $220
     Meadow Park               ND     Fargo                                    117               95%              $193
           Total North Dakota                                    4             993               92%              $237
     Casual Estates            NY     Syracuse                                 961               69%              $321
     Meadowbrook               NY     Ithaca                                   237               69%              $259
     Oak Orchard Estates       NY     Rochester                                235               91%              $282
     Shadybrook                NY     Syracuse                                  89               69%              $321
               Total New York                                    4            1,522              72%              $305
*    Hunter's Chase            OH     Lima                                     135               47%              $168
     Vance                     OH     Columbus                                 110               96%              $214
     Willo-Arms                OH     Cleveland                                262              100%              $196
     Yorktowne                 OH     Cincinnati                               354               97%              $331
                   Total Ohio                                    4             861               90%              $249

                                                                          Total
                                                                         Number of                         Weighted Average
                                         Location            Total         Sites       Occupancy as of   Monthly Rent per Site
     Community               State  (Closest Major City)   Communities    12/31/99         12/31/99           12/31/99

   -----------------------------------------------------------------------------------------------------------------------------
     Crestview                 OK     Stillwater                             237              88%              $199
               Total Oklahoma                                   1            237              88%              $199
     Knoll Terrace             OR     Salem                                  212              96%              $353
     Riverview                 OR     Portland                               133              99%              $385
                 Total Oregon                                   2            345              97%              $365
*    Carnes Crossing           SC     Summerville                            535              97%              $173
*    Conway Plantation         SC     Myrtle Beach                           299              70%              $180
     Saddlebrook               SC     Charleston                             426              99%              $191
         Total South Carolina                                   3           1,260             91%              $181
*    Eagle Creek               TX     Tyler                                  198              56%              $159
     Homestead Ranch           TX     McAllen                                126              85%              $220
     Leisure World             TX     Brownsville                            201              91%              $197
     The Homestead             TX     McAllen                                 99              97%              $222
     Trail's End               TX     Brownsville                            299              84%              $192
                  Total Texas                                   5            923              81%              $193
*    Regency Lakes             VA     Winchester                             384              77%              $209
               Total Virginia                                   1            384              77%              $209
     Eagle Point               WA     Seattle                                230              98%              $451
             Total Washington                                   1            230              98%              $451
     Breazeale                 WY     Laramie                                116              97%              $236
                Total Wyoming                                   1            116              97%              $236

     Totals                                                    162          51,659          91.7%              $302


Indebtedness

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of December 31, 1999.

                                                                                   Weighted
                                                                                   Average
                                                Amount of          Percent of      Interest     Maturity
                                              Indebtedness         total debt        Rate         Date
                                              ------------         ----------      --------       ----
                                             (in thousands)
Mortgage Debt:

Del Tura                                            $ 31,447             7.1%         8.40%        2000
Other (7 properties)                                  19,621             4.3%         7.68%      2000-2011
Pacific Life (36 properties)                          54,734            12.2%         7.16%        2000
                                                    --------         --------      --------

   Total Mortgage                                    105,802            23.6%         7.62%

Unsecured Debt:

Unsecured Senior Notes                                70,000            15.6%         7.52%        2003
Unsecured Senior Notes                                75,000            16.8%         8.75%        2000
Unsecured Senior Notes                               100,000            22.3%         6.44%        2004
                                                    --------         --------      --------

   Total Unsecured                                   245,000            54.7%         7.46%
                                                    --------         --------      --------
   Total Fixed Rate                                  350,802            78.3%         7.60%

Variable Rate Debt:

Credit Facilities                                     97,317            21.7%         6.91%      2000-2001
                                                    --------

   Total Secured and Unsecured Debt                 $448,119
                                                    ========

The $75 million 8.75% Senior Notes were retired on March 2, 2000. Since December 31, 1999, the Company, through the Operating Partnership, issued $100 million of 8.5% Senior Notes due 2005.

Item 3.  Legal Proceedings
-------  -----------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Security Holder
-------  -----------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol CPJ. The following table sets forth, for the quarterly periods shown, the high and low sales price per share as reported on the NYSE for the years ended December 31, 1998 and 1999.


                            Price Range
                            -----------    Cash Dividend
  Quarter Ended          High        Low      Declared
  -------------          ----        ---      --------
  March 31, 1998         $32       $28-3/4     $    .455
   June 30, 1998         $30-1/2   $28-1/8     $    .455
 September 30, 1998      $30-5/16  $25-3/4     $    .455
 December 31, 1998       $30       $26-1/4     $    .455

                            Price Range
                            -----------    Cash Dividend
  Quarter Ended          High        Low      Declared
  -------------          ----        ---      --------
 March 31, 1999          $30-1/4   $27-1/8     $    .485
  June 30, 1999          $31       $26-5/16    $    .485
September 30, 1999       $30-3/16  $26         $    .485
December 31, 1999        $27-1/4   $24-3/16    $    .485


Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes will be taxable to stockholders as dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the common stock to the extent thereof, with the remainder as taxable gain.

At March 10,2000, there were approximately 600 holders of record and approximately 16,000 beneficial owners of the Company's common stock.

Item 6.   Selected Financial Data
-------   -----------------------

The following table sets forth summary financial information of the Company for the periods and dates indicated.

                                                                For the Year Ended December 31,
In thousands, except per share data            1999          1998        1997 (1)        1996          1995
                                            ----------    ----------    ----------    ----------    ----------
Operating Data:
Revenues
   Rental income                            $  177,789    $  167,206    $  134,801    $   67,233    $   61,558
   Management fee, interest and other
     income                                     11,574         5,924         3,368           151           297
                                            ----------    ----------    ----------    ----------    ----------
      Total revenues                           189,363       173,130       138,169        67,384        61,855
Expenses
   Property operating and
     administrative                             73,062        67,699        56,053        26,870        24,410
   Depreciation and amortization                41,826        39,658        31,510        11,452        11,014
   Interest and related amortization            32,318        31,287        25,918        12,962        12,452
                                            ----------    ----------    ----------    ----------    ----------
      Total expenses                           147,206       138,644       113,481        51,284        47,876
                                            ----------    ----------    ----------    ----------    ----------
   Income before net gain on sales of
     properties extraordinary item and
     minority interests                         42,157        34,486        24,688        16,100        13,979
Net gain on sales of properties                  2,805             -             -             -             -
Income before extraordinary
  item and minority interests                   44,962        34,486        24,688        16,100        13,979
   Extraordinary item (2)                            -             -             -             -          (829)
   Less income allocated to minority
   interests:
       Preferred OP Units                        6,094         4,249             -             -             -
       Common OP Units                           4,242         3,436         2,986         9,566         7,847
                                            ----------    ----------    ----------    ----------    ----------
   Net income available to
     common shareholders                    $   34,626    $   26,801    $   21,702    $    6,534    $    5,303
                                            ==========    ==========    ==========    ==========    ==========
   Weighted average common shares
     outstanding                                28,135        27,282        23,688         6,022         5,959
   Weighted average common shares
     and OP Units outstanding                   31,582        30,779        26,947        14,837        14,779

Earnings per Share/OP Unit Data:
   Income before extraordinary item         $     1.23    $     0.98    $     0.92    $     1.09    $     0.95
   Extraordinary item                       $        -    $        -    $        -    $        -    $    (0.06)
   Net income - basic                       $     1.23    $     0.98    $     0.92    $     1.09    $     0.89
   Net income - diluted                     $     1.23    $     0.97    $     0.91    $     1.08    $     0.89
   Dividends/distributions declared         $     1.94    $     1.82    $     1.72    $     1.62    $    1.525
   Tax status of dividends, return of
     capital portion                        $     0.60    $     0.69    $     0.62    $        -    $        -

Cash Flow Data:
   Net cash provided by operating
     activities                             $   77,464    $   72,560    $   54,545    $   29,755    $   28,097
   Net cash provided by (used in)
     financing activities                   $  (20,789)   $   80,069    $   21,088    $     (595)   $  (24,365)
   Net cash (used in) investing
     activities                             $  (56,777)   $ (167,089)   $  (61,309)   $  (29,518)   $   (6,158)

Balance Sheet Data:
   Rental property, before accumulated
     depreciation                           $1,055,450    $1,026,509    $  836,175    $  300,631    $  276,423
   Rental property, net of accumulated
     depreciation                           $  863,435    $  875,249    $  723,861    $  219,338    $  206,555
   Total assets                             $  981,673    $  959,194    $  782,738    $  232,066    $  212,034
   Total debt                               $  452,556    $  427,778    $  387,015    $  168,315    $  132,700
   Minority interests in
     Operating Partnership                  $  121,142    $  120,475    $   35,272    $   26,552    $   36,264
   Shareholders' equity                     $  361,820    $  367,935    $  322,966    $   16,191    $   24,308


-------    ----------------------------------

                                                        For the Year Ended December 31,
Other Data:
Dollars in thousands                             1999      1998      1997(1)    1996      1995
                                               --------  --------  ---------  --------  --------
 Total properties (at end of period)                165       165        131        47        44
   Total sites (at end of period) (3)            51,659    51,101     43,800    20,279    19,594
   Weighted average occupied sites               47,181    45,882     38,053    18,889    18,051
   Funds from operations (4)                   $ 77,629  $ 69,767  $  55,962  $ 27,460  $ 24,898

     (1) In February 1997, the Company completed the Merger with ROC. See Note 3 to the Consolidated Financial Statements for information regarding the Merger.

     (2) The extraordinary item represents prepayment penalties and certain other related costs associated with the early extinguishment of debt.

     (3)  Does not include 1,359 park model/RV sites, purchased in 1998.

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

                        For the Year Ended December 31,

(In thousands)                        1999       1998       1997       1996       1995
                                    ---------  ---------  ---------  ---------  ---------
Income before extraordinary item
   and minority interests           $  44,962  $  34,486  $  24,688  $  16,100  $  13,979
Less:
   Income allocated to
    Preferred OP Units                  6,094      4,249          -          -          -
Plus:
   Depreciation of rental
     property                          41,161     38,962     30,867     11,360     10,919
   Amortization of intangibles            405        446        407          -          -
   Non-recurring items, net                 -        122          -          -          -
   Gain on sales of properties         (2,805)         -          -          -          -
                                    ---------  ---------  ---------  ---------  ---------
Funds from operations               $  77,629  $  69,767  $  55,962  $  27,460  $  24,898
                                    =========  =========  =========  =========  =========

NAREIT has revised its definition of FFO. The Company plans to adopt the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add back of the non-recurring items in the calculation of the FFO. The application of this new definition would not have affected reported FFO for calendar year 1999 or 1997, and would have decreased FFO in 1998 by $375,000.

Item 7.    Managements Discussion and Analysis of Financial Condition and
-------    --------------------------------------------------------------
Results of Operations
---------------------

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

Overview

The Company is one of the largest owner/managers of manufactured home communities in the United States. The Company added a net of 118 manufactured home communities to its portfolio over the three-year period ended December 31, 1999. At the end of this period, the Company's portfolio was comprised of 165 manufactured home communities containing 51,659 manufactured homesites and 1,359 park model/RV sites, located in 28 states.

Company growth since the beginning of 1997 can be attributed to the Company's merger with ROC in February 1997 (the "Merger"), as well as acquisitions, increased operating performance at existing communities, community expansions, and new community development. During 1998, the Company acquired 34 communities (the "Acquisition Properties") in four separate portfolio acquisitions, containing an aggregate of 7,045 manufactured homesites and 1,359 park model/RV sites. During 1999, the Company acquired 2 communities, containing 624 sites.

Since its organization, the Company has elected to qualify as a REIT under the Internal Revenue Code and thus does not generally pay federal corporate income taxes on its earnings to the extent that such earnings are distributed to shareholders.

The Company conducts substantially all of its activities through CP Limited Partnership ("the Operating Partnership") in which it owned a combined 89 percent general partner interest as of December 31, 1999.

Historical Results of Operations

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 1999 and 1998. The Company considers all communities owned by the Company as of January 1, 1998 as the "Core 1998 Portfolio".


                                                  Core 1998 Portfolio                                      Total
                                       ------------------------------------------        -----------------------------------------
                                             1999                     1998                     1999                    1998
                                             ----                     ----                     ----                    ----
Dollars in thousands, except per site

As of December 31,
Number of Communities                           145                       145                       165                       165
Total manufactured homesites                 46,235                    45,836                    51,659                    51,101
Occupied sites                               42,418                    42,374                    47,383                    47,192
Occupancy %                                    91.7%                     92.4%                     91.7%                     92.4%

For the year ended, December 31,
Rental income                             $ 162,115                 $ 154,712                  $177,789                  $167,206
Property operating expense                $  57,971                 $  55,122                  $ 63,181                  $ 59,345
Net operating income                      $ 104,144                 $  99,590                  $114,608                  $107,861
Weighted average monthly rent
    per site                              $     307                 $     295                  $    302                  $    292



For the year ended December 31, 1999, income before minority interests was $44,962,000, an increase of $10,476,000 from the year ended December 31, 1998. The increase was due primarily to acquisitions and increased net operating income from the Core 1998 Portfolio. The increase in net operating income from the Company's Core 1998 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 1999 was $177,789,000, an increase of $10,583,000 from 1998. Approximately 30 percent of the increase was due to acquisitions, net of dispositions, and 70 percent was due to rental increases and occupancy gains in the Company's Core 1998 Portfolio.

Weighted average occupancy for the year ended December 31, 1999 was 47,181 sites compared with 45,882 sites for the same period in 1998. The Company also added 525 available sites to its portfolio through the expansion of its communities. The occupancy rate for the total portfolio was 91.7 percent on 51,659 sites as of December 31, 1999, compared to 92.4 percent on 51,101 sites as of December 31, 1998. The occupancy rate on the stabilized portfolio was 93.2 percent as of December 31, 1999. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1999 was $302 compared with $292 for the same period in 1998. For the Company's Core 1998 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1999 was $307 compared with $295 for the same period in 1998, an increase of 4.0 percent.

Management fee, interest and other income primarily include management fee and transaction fee income for the management of 44 manufactured home communities, equity earnings from the Company's sales subsidiary, CSI, and interest income on notes receivable and advances to affiliates. The increase in 1999 from 1998 is due primarily to increased development activities in which the Company funds the development costs and recognizes interest income and expenses, increased equity earnings from CSI, increased advances to affiliates other than for development, and increases in management and transaction fees from properties managed by the Company.

Property operating and maintenance expense for the year ended December 31, 1999 increased by $3,412,000 or 7.3 percent from the same period a year ago. The majority of the increase was due to acquisitions and increases in the Company's Core 1998 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense increased to $89.21 per site, or 4.3 percent.

Real estate taxes for the year ended December 31, 1999 increased by $424,000 or
3.5 percent from the year ended December 31, 1998. The increase is due primarily to acquisitions and expansions of communities and general increases. On a per site basis, monthly weighted average real estate taxes were $22.39 in 1999 compared to $22.25 in 1998, an increase of .63 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense for the year ended December 31, 1999 increased primarily due to the increased size of the Company. Administrative expense in 1999 was
5.2 percent of total revenues as compared to 4.8 percent in 1998.

Interest and related amortization costs increased for the year ended December 31, 1999 by $1,031,000, as compared with the year ended December 31, 1998. The increase is attributable primarily to the indebtedness incurred to finance acquisitions and development. Interest expense as a percentage of average debt outstanding decreased to approximately 7.4 percent from 7.7 percent in 1998.

Depreciation expense for the year ended December 31, 1999, increased $2,168,000 from the same period a year ago. The increase is directly attributable to acquisitions and expansions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 1998 and 1997. The Company considers all communities owned by the Company or ROC as of January 1, 1997 as the "Core 1997 Portfolio".

                                                 Core 1997 Portfolio                 Total
                                            ---------------------------       -----------------------
                                               1998              1997           1998          1997
                                               ----              ----           ----          ----
Dollars in thousands, except per site

As of December 31,
Number of Communities                                 126          126             165            131
Total manufactured homesites                       43,379       43,051          51,101         43,800
Occupied sites                                     39,973       39,564          47,192         40,286
Occupancy %                                          92.1%        91.9%           92.4%          92.0%

For the year ended December 31,
Rental income                                    $146,445     $139,048        $167,206       $134,801
Property operating expense                       $ 52,259     $ 50,712        $ 59,345       $ 49,092
Net operating income                             $ 94,186     $ 88,336        $107,861       $ 85,709
Weighted average monthly rent per site           $    299     $    286        $    292       $    287

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

Weighted average occupancy for the year ended December 31, 1998 was 45,882 sites compared with 38,053 sites for the same period in 1997. During 1998, the Company increased occupancy by 627 sites, of which 344 were in its active expansion communities. The Company also added 407 sites to its portfolio through the expansion of its communities. The occupancy rate for the total portfolio was
92.4 percent on 51,101 sites as of December 31, 1998, compared to 92.0 percent on 43,800 sites as of December 31, 1997. The occupancy rate on the stabilized portfolio was 94.0 percent as of December 31, 1998. On a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $292 compared with $287 for the same period in 1997. For the Company's Core 1997 Portfolio, on a per site basis, weighted average monthly rental revenue for the year ended December 31, 1998 was $299 compared with $286 for the same period in 1997, an increase of 4.5 percent.

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

Property operating and maintenance expense for the year ended December 31, 1998 increased by 20.3 percent from the same period a year ago. The majority of the increase was due to the acquisitions and the Merger. The remaining increase was due to increases in the Company's Core 1997 Portfolio. On a per site basis, monthly weighted average property operating and maintenance expense remained constant at $86.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $77,464,000 for the year ended December 31, 1999, compared to $72,560,000 for the same period in 1998. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the year ended December 31, 1999 was $20,789,000. This consisted primarily of $60,244,000 in dividends and distributions paid to shareholders and OP Unitholders and $23,598,000 in payoffs of mortgages, offset partially by net borrowings on the Company's lines of credit of $60,581,000.

Net cash used in investing activities for the year ended December 31, 1999 was $56,777,000. This amount represents acquisitions, joint venture investments and advances, capital expenditures and development costs. During 1999, the Company acquired two communities with a total of 624 sites and purchased a development property in Michigan. These acquisitions were financed primarily by borrowings under the Company's lines of credit. The Company also disposed of two properties containing 509 sites.

During 1999, the Company invested approximately $14 million in the expansion of its existing communities, resulting in the addition of 525 available sites to its portfolio. In addition, during 1999, the Company invested or advanced $32 million to certain affiliates of the Company. This consisted primarily of approximately $16 million to 9 joint ventures, through which the Company, or its joint venture partner is developing manufactured home communities, and $13.5 million to N'Tandem Trust, an entity in which the Company owns approximately 10 percent of its outstanding equity. For the year ended December 31, 1999, recurring property capital expenditures, other than development costs, were approximately $7 million. Capital expenditures have historically been financed out of funds from operations and it is the Company's intention that such future expenditures will also be financed with funds from operations.

As of December 31, 1999, the Company had a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate is at LIBOR plus 80 basis points, and matures in May 2001. In addition to the Bank One Credit Facility, the Company had a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points and a maturity of September 2000 (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of December 31, 1999, approximately $97.3 million was outstanding under the Credit Facilities and the Company had available $10.2 million in additional borrowing capacity.

As of December 31, 1999, the Company had outstanding, in addition to the Credit Facilities, $245 million of unsecured senior debt with a weighted average interest rate and remaining maturity of 7.5 percent and 3.2 years, respectively, and $106 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.6 percent and 1.7 years, respectively. As of December 31, 1999, the Company had approximately $453 million of total debt outstanding, representing approximately 33 percent of the Company's total market capitalization. All of the debt is fixed rate debt, other than the Company's Credit Facilities, and has a weighted average interest rate of 7.5 percent.

In February 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Senior Unsecured Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

The Company, in February, also entered into a $30 million note with Bank One, N.A. The note can be drawn on for thirty, sixty or ninety day increments beginning February 18, 2000, and must be repaid in full on August 18, 2000. The note bears interest at a rate of LIBOR plus 125 basis points. The funds available under the note are expected to be used to fund short term liquidity needs of the Company.

The Company has another $86 million coming due in 2000 which it expects to repay with the proceeds from the issuance of secured or unsecured debt, depending on the current market conditions.

On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time.

In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

The Company expects to meet its short-term liquidity requirements, including expansion activities and capital expenditure requirements and maturing debt obligations, through cash flows from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

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

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's financial statements to January 1, 2001.

In anticipation of the $75 million senior notes maturing on March 2, 2000, the Company entered into a $75 million interest rate hedge transaction with a financial institution in order to hedge its exposure to interest rate fluctuations, with a maturity of April 2000. Under this arrangement, the Company pays or receives an amount equal to the difference between the hedge rate and the market rate on the date of settlement, based on an anticipated $75 million borrowing. The realized gain or loss on the transaction settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related notes. At December 31, 1999, the treasury lock rate was lower than the market rate, therefore, the Company has an unrealized gain of approximately $692,000.

Year 2000

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

The Company believes that all systems have been appropriately modified and does not expect the year 2000 issue will materially impact the financial condition or operations of the Company.

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

For the year ended December 31,
                                                        1999            1998           1997
                                                   --------------  --------------  --------------
(in thousands)

Income before extraordinary item
   and minority interests                          $       44,962  $       34,486  $       24,688
Less:
   Income allocated to Preferred OP Units                   6,094           4,249               -
Plus:
   Depreciation of rental property                         41,161          38,962          30,867
   Amortization of intangibles                                405             446             407
   Non-recurring items, net                                     -             122               -
   Gain on sales of properties                             (2,805)              -               -
                                                   --------------  --------------  --------------
Funds from operations                              $       77,629  $       69,767  $       55,962
                                                   ==============  ==============  ==============


NAREIT has revised its definition of FFO. The Company plans to adopt the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add back of the non-recurring items in the calculation of the FFO. The application of this new would not have affected reported FFO for calendar year 1999 or 1997, and would have decreased FFO in 1998 by $375,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

The Company's primary market risk exposure is interest rate risk. Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity. As of December 31, 1999, the Company's Credit Facilities represented its only variable rate debt.

The following table sets forth information as of December 31, 1999, concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

                                                                For the Year Ended December 31,

                                  2000       2001        2002         2003         2004      Thereafter     Total        FV
                                  ----       ----        ----         ----         ----      ----------     -----        --
Long term debt:
   Fixed Rate                 $ 161,545    $   396     $   843     $ 70,401     $100,436      $ 17,181    $350,802    $345,246
   Average interest rate            8.1%       8.3%        8.2%         7.5%         6.9%          7.6%        7.5%
   Variable rate                  5,317     92,000                                                          97,317      97,317
   Average interest rate            7.1%       6.9%

Total debt                    $ 166,862    $ 92,396    $   843     $ 70,401     $100,436      $ 17,181    $448,119    $442,563

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would have an approximate $973,000 increase in interest expense based on $97.3 million outstanding at December 31, 1999.

The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflects the risks associated with long term debt of similar risk and duration.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

Report of Independent Accountants

To the Shareholders and Board of Directors of Chateau Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Chateau Communities, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP



Denver, Colorado
February 8, 2000

                           CHATEAU COMMUNITIES, INC.
                      CONDSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
                                                                   For the Year Ended December 31,
                                                           1999                  1998                  1997
                                                         --------              --------              --------
Revenues:
    Rental Income                                        $177,789              $167,206              $134,801
    Management fee, interest and other
    income                                                 11,574                 5,924                 3,368
                                                         --------              --------              --------
                                                          189,363               173,130               138,169
Expenses:
    Property operating and maintenance                     50,506                47,094                39,146
    Real estate taxes                                      12,675                12,251                 9,946
    Depreciation and amortization                          41,826                39,658                31,510
    Administrative                                          9,881                 8,354                 6,961
    Interest and related amortization                      32,318                31,287                25,918
                                                         --------              --------              --------
                                                          147,206               138,644               113,481
                                                         --------              --------              --------

    Income before net gain on sales of
    properties                                             42,157                34,486                24,688

    Net gain on sales of properties                         2,805                     -                     -
                                                         --------              --------               -------

    Income before minority interests                       44,962                34,486                24,688

    Less income allocated to minority
    interests:
         Preferred OP Units                                 6,094                 4,249                     -
         Common OP Units                                    4,242                 3,436                 2,986
                                                         --------              --------              --------

    Net income available to common
    shareholders                                         $ 34,626              $ 26,801              $ 21,702
                                                         ========              ========              ========

    Per share/OP Unit information:

         Basic earnings per common share                 $   1.23              $   0.98              $   0.92
                                                         ========              ========              ========

         Diluted earnings per common share               $   1.23              $   0.97              $   0.91
                                                         ========              ========              ========

         Dividends/distributions declared per
         common share/OP Unit outstanding                $   1.94              $   1.82              $   1.72
                                                         ========              ========              ========


    The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                      1999           1998
Dollars in thousands                                              -----------     -----------

Assets
Rental Property:
    Land                                                          $   135,811     $   135,444
    Land and improvements for expansion sites                          23,320          22,184
    Manufactured home community improvements                          816,278         791,859
    Community buildings                                                55,978          55,887
    Furniture and other equipment                                      24,063          21,135
                                                                  -----------     -----------
    Total rental property                                           1,055,450       1,026,509

         Less accumulated depreciation                                192,015         151,260
                                                                  -----------     -----------
              Net rental property                                     863,435         875,249

Cash and cash equivalents                                                 348             450
Rents, notes and other receivables                                     11,742          10,286
Investments in and advances to affiliates                              97,761          65,473
Prepaid expenses and other assets                                       8,387           7,736
                                                                  -----------     -----------
         Total assets                                             $   981,673     $   959,194
                                                                  ===========     ===========
Liabilities
Debt                                                              $   452,556     $   427,778
Accrued interest payable                                                5,284           4,322
Accounts payable and accrued expenses                                  17,688          16,708
Rents received in advance and security deposits                         7,044           6,898
Dividends and distributions payable                                    16,139          15,078
                                                                  -----------     -----------
         Total liabilities                                            498,711         470,784
                                                                  -----------     -----------
Commitments and contingencies (Notes 11 & 12)                               -               -
Minority interests in Operating Partnership                           121,142         120,475

Shareholders' Equity
Preferred stock, $.01 par value, 2 million shares
    authorized; no shares issued or outstanding                             -               -
Common stock, $.01 par value, 90 million shares authorized
    28,424,900 and 27,936,016 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                              284             279
Additional paid-in capital                                            446,231         432,711
Dividends in excess of accumulated earnings                           (76,647)        (56,637)
Notes receivable from officers, 371,698 and 406,569
    shares outstanding at December 31, 1999
    and 1998, respectively                                             (8,048)         (8,418)
                                                                  -----------     -----------
         Total shareholders' equity                                   361,820         367,935
                                                                  -----------     -----------

         Total liabilities and shareholders' equity               $   981,673     $   959,194
                                                                  ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                 For the Year Ended December 31,
In thousands, except per share data                            1999            1998            1997
                                                            -----------     -----------     -----------
Common stock:
    Balance at beginning of period                          $       279     $       255     $        57
    Common stock issued, net of issuance costs                        -              19               -
    Issuance of shares from awards, exercise of
         options and sales to key employees                           1               4               2
    Issuance of shares in connection with
         acquisitions                                                 -               -               1
    Issuance of shares in exchange for OP Units                       4               2              10
    Repurchase and retirement of shares                               -              (1)            (11)
    Issuance of shares in connection with the Merger                  -               -             196
                                                            -----------     -----------     -----------
    Balance at end of period                                $       284     $       279     $       255
                                                            ===========     ===========     ===========
Additional paid-in capital:
    Balance at beginning of period                          $   432,711     $   356,780     $    28,187
    Common stock issued, net of issuance costs                        -          53,659               -
    Issuance of shares from awards, exercise of
         options and sales to key employees                       3,394           9,115           4,492
    Issuance of shares in connection with acquisitions                -               -           3,022
    Issuance of shares in exchange for OP Units                   9,212           6,553         159,693
    Repurchase and retirement of shares                             (61)           (931)        (28,676)
    Issuance of shares in connection with the Merger                  -               -         359,584
    Transfer (to) from minority interests
         ownership in Operating Partnership                         975           7,535        (169,522)
                                                            -----------     -----------     -----------
    Balance at end of period                                $   446,231     $   432,711     $   356,780
                                                            ===========     ===========     ===========
Dividends in excess of  accumulated earnings:
    Balance at beginning of period                              (56,637)    $   (33,174)    $   (11,233)
    Net income                                                   34,626          26,801          21,702
    Dividends declared, $1.94, $1.82
         and $1.72 per share                                    (54,636)        (50,264)        (43,643)
                                                            -----------     -----------     -----------
    Balance at end of period                                    (76,647)       $(56,637)       $(33,174)
                                                            ===========     ===========     ===========
Notes receivable, officers:
    Balance at beginning of period                          $    (8,418)    $      (895)    $      (820)
    Issuance of 357,062 shares in 1998 through sales
         to key employees                                                        (7,557)           (100)
    Payments received                                               370              34              25
                                                            -----------     -----------     -----------
    Balance at end of period                                $    (8,048)    $    (8,418)    $      (895)
                                                            ===========     ===========     ===========
Total shareholders' equity, end of period                   $   361,820     $   367,935     $   322,966
                                                            ===========     ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Year Ended December 31,
In thousands                                                    1999            1998            1997
                                                            -----------     -----------     -----------
Cash flows from operating activities:
    Net Income                                              $    34,626     $    26,801     $    21,702
    Adjustments to reconcile net income to net
         cash provided by operating activities:
    Income attributable to minority interests                     4,242           3,436           2,986
    Net gain on sales of properties                              (2,805)              -               -
    Depreciation and amortization                                41,826          39,658          31,510
    Amortization of debt issuance costs                             730             764             480
    Decrease (increase) in operating assets                      (3,243)           (690)          1,495
    Increase (decrease) in operating liabilities                  2,088           2,591          (3,628)
                                                            -----------     -----------     -----------
    Net cash provided by operating activities                    77,464          72,560          54,545
                                                            ===========     ===========     ===========
Cash flows from financing activities:
    Proceeds from issuance of Senior Notes                            -               -         102,630
    Borrowings on line of credit                                119,130         120,935         105,111
    Payments on line of credit                                  (58,549)       (109,200)       (150,945)
    Principal payments on mortgages                              (1,176)         (1,828)         (1,596)
    Payoff of mortgages                                         (23,598)         (3,315)              -
    Payment of debt issuance costs                                    -            (237)           (895)
    Distributions to shareholders/OP
         Unitholders                                            (60,244)        (53,629)        (42,111)
    Common shares/OP Units repurchased and retired                  (76)           (932)        (19,851)
    Net proceeds from the issuance of common shares                   -          53,678          25,477
    Net proceeds from the issuance of Preferred OP Units              -          73,002               -
    Exercise of common stock options and other                    3,724           1,595           3,268
                                                            -----------     -----------     -----------
         Net cash provided by (used in)
              financing activities                              (20,789)         80,069          21,088
                                                            -----------     -----------     -----------
Cash flows from investing activities:
    Acquisition of rental properties                            (13,259)       (116,605)        (22,655)
    Disposition of rental properties                             13,108           3,329           2,455
    Additions to rental properties                              (24,606)        (14,958)        (15,544)
    Investments in and advances to affiliates                   (30,698)        (32,205)         (4,259)
    Advances to CSI                                              (1,322)         (6,650)         (8,849)
    Merger costs                                                      -               -         (12,457)
                                                            -----------     -----------     -----------
         Net cash used in investing activities                  (56,777)       (167,089)        (61,309)
                                                            -----------     -----------     -----------

Increase (decrease) in cash and cash equivalents                   (102)        (14,460)         14,324
Cash and cash equivalents, beginning of period                      450          14,910             586
                                                            -----------     -----------     -----------
Cash and cash equivalents, end of period                    $       348     $       450     $    14,910
                                                            ===========     ===========     ===========
Supplemental information:
    Cash paid for interest, net of amounts capitalized      $    30,626     $    30,110     $    24,325
                                                            ===========     ===========     ===========
    Fair market value of OP Units/shares issued
         for acquisitions/joint venture investments         $    13,341     $    29,150     $     3,683
                                                            ===========     ===========     ===========
    Debt assumed in connection with acquisitions
         and development                                    $       650     $    34,171     $     1,049
                                                            ===========     ===========     ===========

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

The Company considers itself to be engaged in only one industry segment. The Company is engaged in the business of owning and operating manufactured housing community properties primarily through CP Limited Partnership (the "Operating Partnership"). As of December 31, 1999, the Company owned 165 properties containing an aggregate of 51,659 homesites and 1,359 park model/RV sites, located in 28 states. Approximately 26 percent of these homesites were in Florida and 31 percent were in Michigan. The Company also fee managed 44 properties containing an aggregate of 9,718 homesites and 175 park model/RV sites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company generally for a term of one year or less.

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

                           CHATEAU COMMUNITIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                    _______

2.   Summary of Significant Accounting Policies, Continued:
     -----------------------------------------------------

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

Also included in minority interests is approximately $73 million, which represents 1.5 million 8.125% Series A Cumulative Redeemable Preferred Units ("Preferred Units"). The Preferred Units are exchangeable on or after April 20, 2008 for authorized but unissued shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company.

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

                           CHATEAU COMMUNITIES, INC.

                                    _______


2.   Summary of Significant Accounting Policies, Continued:
     ------------------------------------------------------

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

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                            Estimated Useful
Class of Asset                               Lives (Years)
------------------------------------------  ----------------
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

Capitalized Interest

Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Interest capitalized by the Company for the years ended December 31,1999, 1998, and 1997 was $1,249,000, $579,000 and $708,000, respectively.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under Section 856(c) of the Internal Revenue Code of 1986, as amended. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company remains subject to certain state and local taxes on its income and property as well as Federal income and excise taxes on its undistributed income.

                           CHATEAU COMMUNITIES, INC.

                                    _______


2.   Summary of Significant Accounting Policies, Continued:
     -----------------------------------------------------


Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The conversion of an OP Unit to common stock has no effect on earnings per common share since the earnings of an OP Unit are equivalent to the earnings of a share of common stock. Diluted earnings per common share are computed assuming the exercise of all outstanding stock options which would have a dilutive effect.

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications

Certain reclassifications have been made to the prior year information to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments other than debt and an interest rate hedge approximate their carrying values at December 31, 1999 and 1998. The fair value of the Company's debt at December 31, 1999 was estimated to be $447 million, based on current interest rates for comparable loans. The fair value of the Company's debt at December 31, 1998 approximated its carrying value.

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

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's financial statements to January 1, 2001.

In anticipation of the $75 million senior notes maturing on March 2, 2000, the Company entered into a $75 million interest rate hedge transaction with a financial institution in order to hedge its exposure to interest rate fluctuations, with a maturity of April 2000. Under this arrangement, the Company pays or receives an amount equal to the difference between the hedge rate and the market rate on the date of settlement, based on an anticipated $75 million borrowing. The realized gain or loss on the transaction settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related notes. At December 31, 1999, the treasury lock rate was lower than the market rate, therefore, the Company has an unrealized gain of approximately $692,000.

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
                                                   -------
                                                   $ 351.0
                                                   =======

                           CHATEAU COMMUNITIES, INC.

                                    _______


3.   Merger with ROC Communities, Inc., Continued
     --------------------------------------------

The following unaudited pro forma income statement information has been prepared as if the Merger and related transactions had occurred on January 1, 1997. No pro forma adjustments were made for the 1997 acquisitions made by the Company. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated on January 1, 1997.

(In thousands, except per share data)
                                            1997
                                          --------
Revenues                                  $142,600
                                          ========
Total expenses                            $117,500
                                          ========
Net income*                               $ 25,100
                                          ========
Per common share*                         $    .89
                                          ========

*Assumes all common OP Units are exchanged for common stock.

4.  Common Stock and Related Transactions:
    --------------------------------------

The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1999, 1998, and 1997.

                                                      1999             1998             1997
                                                    --------         --------         --------
Common shares outstanding at January 1             27,936,016       25,476,172        5,660,960
Common stock issued                                         -        1,850,000                -
Shares repurchased and retired                         (2,765)         (43,333)      (1,100,100)
Shares issued in exchange for OP Units                349,233          246,489        6,170,908
Shares issued through stock awards, sales to key
    employees and the exercise of stock options       142,416          406,688          238,478
Shares issued to certain OP Unitholders for cash            -                -          984,423
Shares issued in exchange for ROC
    common stock outstanding                                -                -       13,109,941
Shares issued in connection with the stock dividend         -                -          310,323
Shares issued in connection with the acquisition
    of the Windsor Corporation                              -                -          101,239
                                                 ------------      ------------    ------------
Common shares outstanding at December 31           28,424,900        27,936,016      25,476,172
                                                 ============      ============    ============

The Company paid a dividend/distribution of $.485 per common share/OP Unit on April 14, 1999, July 15, 1999, October 15, 1999 and January 18, 2000 to
shareholders and OP Unitholders of record as of March 31, 1999, June 30, 1999, September 30, 1999 and December 27, 1999, respectively. The dividend/distribution paid on January 18, 2000 was included in distributions payable in the accompanying consolidated balance sheet as of December 31, 1999.

The Company paid a dividend/distribution of $.455 per common share/OP Unit on April 14, 1998, July15, 1998, October 15, 1998 and January 15, 1999 to
shareholders and OP Unitholders of record as of March 31, 1998. June 30, 1998, September 30, 1998 and December 28, 1998, respectively. The dividend/ distribution paid on January 15, 1999 was included in distributions payable in the accompanying consolidated balance

                           CHATEAU COMMUNITIES, INC.

                                    _______

4.  Common Stock and Related Transactions, Continued:
    -------------------------------------------------

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

Basic and diluted earnings per share ("EPS") are summarized in the table below:

(In thousands, except per share data)           For the Year Ended December 31,
                                                1999         1998         1997
                                                ----         ----         ----
Basic EPS:

  Income (1)                                  $ 38,868     $ 30,237     $ 24,688
                                              ========     ========     ========
   Weighted average
    common shares outstanding                   28,135       27,282       23,688
  Weighted average
    common OP Units outstanding                  3,447        3,497        3,259
                                              --------     --------     --------
  Weighted average
    common shares and OP Units - Basic          31,582       30,779       26,947
                                              ========     ========     ========
 Per Share                                    $   1.23     $   0.98     $   0.92
                                              ========     ========     ========
Diluted
EPS:

  Income (1)                                  $ 38,868     $ 30,237     $ 24,688
                                              ========     ========     ========
  Weighted average
    common shares outstanding                   28,135       27,282       23,688
  Weighted average
    common OP Units outstanding                  3,447        3,497        3,259
  Employee stock options                           132          275          245
                                              --------     --------     --------
   Weighted average
     common shares and OP Units - Diluted       31,714       31,054       27,192
                                              ========     ========     ========
   Per Share                                  $   1.23     $   0.97     $   0.91
                                              ========     ========     ========

(1) Represents income before minority interests less the income allocated to the Preferred Units.

                           CHATEAU COMMUNITIES, INC.

                                    _______

5.   Acquisitions & Dispositions of Rental Property:
     -----------------------------------------------

The following table summarizes acquisitions made by the Company as follows:

(Dollars in thousands)
                                                               Amount Allocated    Fair Market Value
                                                                   to Assets       of OP Units/Shares
Acquisition Date    # of Communities    # of Sites    State        Acquired              Issued          Debt Assumed    Cash (1)
----------------    ----------------    ----------    -----    ----------------    ------------------    ------------    --------
   April 1999               1               309         AL         $  4,013                      -               -       $  4,013

  October 1999              1               315         AL         $  8,712                      -         $    650      $  8,062
---------------------------------------------------------------------------------------------------------------------------------
  January 1998              2               961         SC         $ 15,900               $  9,620                -      $  6,280

  January 1998             10             1,093 (2)     FL         $ 38,700               $ 18,307         $ 19,335 (3)  $  1,058
                            4               276         CT

   March 1998               5               839         IN         $ 37,600                      -                -      $ 37,600
                            1               682         MI

   April 1998              10             2,587         MI         $ 78,100                      -         $ 12,401      $ 65,669
                            2               607         NC
---------------------------------------------------------------------------------------------------------------------------------
  November 1997             4               641         MA         $ 20,000               $    500                -      $ 19,500
---------------------------------------------------------------------------------------------------------------------------------

(1) The cash used to finance the Company's acquisitions was provided by borrowings on the line of credit, the issuance of 1.85 million common shares in February 1998 (see Note 4) and the issuance of $75 million of Preferred Units (see Note 2).
(2)  Does not include park model/RV sites.
(3) Includes $12 million for a capital lease obligation, which was converted to OP Units in 1999.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 1998 had occurred on January 1, 1997. No pro forma adjustments were made for the 1999 and 1997 acquisitions as the effects on reported results were not material. The pro forma income statement information is not necessarily indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1997.

(in thousands, except per share data)                1998             1997
                                                     ----             ----

Revenues                                            $176,154         $150,055
                                                    ========         ========
Total expenses                                      $141,125         $124,982
                                                    ========         ========
Net income*                                         $ 29,872         $ 21,441
                                                    ========         ========
Per common share*                                   $    .93         $    .75
                                                    ========         ========

*After allocation to Preferred Units. Assumes all common OP Units are exchanged for common stock.

During the year 1999, the Company disposed of two properties in Florida, with a total of 509 sites for a combined price of $11,700,000. These dispositions resulted in a net gain of $2,805,000.

                           CHATEAU COMMUNITIES, INC.

                                    _______


6.  Investments in and Advances to Affiliates:
    ------------------------------------------

Investments in and advances to affiliates as of December 31, consisted primarily of the following:

                                                     1999              1998
                                                     ----              ----
Community Sales, Inc. ("CSI")                      $ 22,538          $ 19,600
Equity investment joint ventures                     37,518            22,184
N'Tandem Trust ("N'Tandem")                          24,656            11,130
Other joint ventures                                 13,049            12,559
                                                   --------          --------
                                                   $ 97,761          $ 65,473
                                                   ========          ========
CSI
---

Advances to CSI are primarily used to finance inventory purchases. The Company accounts for its investment in CSI using the equity method of accounting.

Equity investments in joint ventures
------------------------------------

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performs all accounting and property management functions and, in many of the arrangements, the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense and the related debt in its balance sheet. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. Based on the Company's ownership in these joint ventures the Company accounts for the investment utilizing the equity method of accounting for six of these ventures. The Company is also involved in two joint ventures in which the communities are being constructed by its joint venture partner. The Company has similar arrangements to lend these joint ventures funds to finance development. Based on the Company's investment in these ventures, the Company accounts for its investments utilizing the equity method of accounting.

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

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common equity shares of N'Tandem. The Company owns approximately 10 percent of N'Tandem's outstanding stock and recognizes income from an advisory agreement and interest income on the notes as earned.

                           CHATEAU COMMUNITIES, INC.

                                    _______


6.   Investments in and Advances to Affiliates, Continued:
     -----------------------------------------------------

During 1998, in order to finance acquisitions, N'Tandem borrowed $10.7 million from the Company through the issuance of notes which were due November 1999 and bore interest at the prime rate of interest plus one percent per annum. These notes were refinanced and the maturities extended by the Company in 1999. Also, during 1999, N'Tandem borrowed $ 23.6 million from the Company for the acquisition of 6 communities. During 1999 N'Tandem obtained a line of credit and repaid $10.7 million of these notes to the Company. As of December 31, 1999, N'Tandem owed the Company $ 23.6 million under unsecured notes that are due December 31, 2000 and bear interest at the prime rate of interest plus one percent.

As of December 31, 1999 N'Tandem owned 12 communities with 2,644 homesites and an interest in 7 communities with 1,345 homesites. As of December 31, 1998, N'Tandem owned 6 communities with 1,307 homesites and an interest in 3 communities with 419 homesites.

7.   Financing:
     ----------

The following table sets forth certain information regarding debt at December
31:

                              Weighted                     Principal Balance
                              Average        Maturity        (In Thousands)
                            Interest Rate      Date         1999         1998
                            -------------    ---------   ----------   ----------

Fixed rate mortgages                7.62%    2000-2011    $ 105,802    $ 129,448
Unsecured Senior Notes              7.46%    2000-2004      245,000      245,000
Unsecured lines of credit           6.91%    2000-2001       97,317       36,735
Capital lease obligation                                          -       11,836
Other notes payable                                           4,437        4,759
                                                          ---------    ---------
                                                          $ 452,556    $ 427,778
                                                          =========    =========

At December 31, 1999, the Company had a $100 million line of credit arrangement with Bank One, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit arrangement is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 80 basis points. The line matures in 2001. In addition, the Company has a $7.5 million unsecured line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points. As of December 31, 1999, approximately $97.3 million was outstanding under the Company's lines of credit and the Company had available $10.2 million in additional borrowing capacity. The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property.

During 1999, the Company repaid $23.6 million in mortgage debt which was collateralized by 5 properties.

During 1998, the Company assumed $19.4 million in fixed rate mortgages related to 6 properties, in connection with the acquisitions of the properties, with a weighted average interest rate of 7.5 percent.

                           CHATEAU COMMUNITIES, INC.

                                    _______

7.   Financing, Continued:
     --------------------

In connection with the acquisitions made in 1998, the Company acquired nine communities, containing 900 homesites and 1,100 park model/RV sites, subject to long-term capital leases. The leases were convertible, at the lessor's option, into common OP Units. The lessor exercised that option in 1999.

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

The aggregate amount of principal maturities on the fixed rate mortgages and Senior Notes payable subsequent to December 31, 1999 (in thousands) is as follows:

 Years Ending
 December 31,
---------------
     2000                                                         $161,545
     2001                                                              396
     2002                                                              843
     2003                                                           70,401
     2004                                                          100,436
  Thereafter                                                        17,181
                                                                  --------
                                                                  $350,802
                                                                  ========

8.   Minority Interests in Operating Partnership:
     --------------------------------------------

Minority interests in the accompanying consolidated balance sheets represent both the common and preferred ownership interests in the Operating Partnership held by third parties. The common minority interest represents common OP Units which are convertible into an equivalent number of shares of the Company's common stock. As of December 31, 1999 and 1998, common minority interest was approximately 12 and 11 percent, respectively.

                           CHATEAU COMMUNITIES, INC.

                                    _______

8.   Minority Interests in Operating Partnership, Continued:
     -------------------------------------------------------

During 1999, 1998, and 1997 in connection with the Merger, certain OP Unitholders converted their OP Units into shares of common stock of the Company at a one for one exchange ratio. These transactions resulted in an increase of outstanding common shares, and a corresponding decrease of outstanding OP Units.

The following is a summary of activity of the common minority interest in the Operating Partnership, including the transfer adjustment among the common minority interest and shareholders' equity in the consolidated balance sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

                                                       Operating
                                                      Partnership    Minority
                                                         Units       Interest
                                                      -----------   ----------
                                                           (in thousands)
Majority interest in Operating Partnership
    at January 1, 1997                                   8,836      $   26,552

Minority interest in income                                  -           2,986
Distributions declared, $1.72 per unit                       -          (4,745)
Issuance of OP Units at fair value in
    connection with acquisitions                            23             660
Exchange of OP Units for shares of common stock         (6,171)       (159,703)
Issuance of OP Units through a dividend                     87               -
Transfer from shareholders' equity                           -         169,522
Minority interest in Operating Partnership            -----------   ----------
    at December 31, 1997                                 2,775      $   35,272
                                                      ===========   ==========

Minority interest in income                                  -      $    3,436
Distributions declared, $1.82 per unit                       -          (6,295)
Issuance of OP Units at fair value in connection
    with acquisitions and development                      995          29,150
Exchange of OP Units for shares of common stock           (246)         (6,555)
Transfer to shareholders' equity                             -          (7,535)
Minority interest in Operating Partnership            -----------   ----------
    at December 31, 1998                                 3,524      $   47,473
                                                      ===========   ==========
Minority interest in income                                  -      $    4,242
Distributions declared, $1.94 per unit                       -          (6,669)
Issuance of OP Units at fair value in connection
    with acquisitions and development                      531          13,326
Exchange of OP Units for shares of common
    stock                                                 (349)         (9,212)
Transfer to shareholders' equity                                          (975)
Minority interest in Operating Partnership            -----------   ----------
    at December 31, 1999                                 3,706      $   48,185
                                                      ===========   ==========

                           CHATEAU COMMUNITIES, INC.

                                    _______

8.  Minority Interests in Operating Partnership, Continued:
    -------------------------------------------------------

Also included in minority interests on the accompanying consolidated balance sheets are 1.5 million Preferred Units issued in April 1998. The proceeds of this issuance, approximately $73 million, were used to pay off the outstanding balances on the Company's lines of credit, which were used to finance the acquisition of properties. The balance at both December 31, 1999 and 1998 was approximately $73 million.

9. Stock Option Plan:
   -----------------

The Company measures compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("PB 25"), "Accounting for Stock Issued to Employees."

The Company's 1999 and 1997 Equity Compensation Plans and 1993 Long Term Incentive Stock Plan (collectively, the "Plans" provide for up to 3.1 million shares of common stock that may be granted to directors, executive officers and other key employees. The Plans provide for the grant of options, restricted stock awards and stock appreciation rights. The Plans provide for the grant of options at fair value which represents the quoted market price of the Company's common stock on the date of grant. The Compensation Committee of the Board of Directors determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

Information concerning stock options is as follows:

                                                    1999                  1998                   1997
                                            -----------------------------------------------------------------
                                                        Weighted-             Weighted-             Weighted-
                                                         Average               Average               Average
                                              Shares      Price      Shares     Price      Shares     Price
                                            ----------  ---------  ----------  --------  ----------  --------
Shares subject to option:
Outstanding at beginning of year            1,236,893    $  24.79  1,197,406    $ 21.66    735,300    $ 21.66

Granted (1)                                   384,160       27.73    447,500      30.12     60,000      25.62

Issued in connection with the Merger (2)            -           -          -          -    557,334      21.06

Exercised                                    (137,480)      21.30   (406,838)     19.30   (155,228)     21.00

Forfeited                                     (66,355)      28.97     (1,175)     19.10          -          -
                                            ---------    --------  ---------    -------  ---------    -------
Outstanding at end of year                  1,417,218    $  25.66* 1,236,893    $24.79*  1,197,406    $ 21.66*
                                            =========    ========  =========    =======  =========    =======
Options exercisable at year-end               803,696                823,257             1,182,406
                                            =========              =========             =========
Options available for grant at year-end       945,870                363,675               810,000
                                            =========               ========             =========

Weighted average remaining
  contractual life (in years)                     7.5                    7.7                   7.3
                                            =========               ========             =========

(1) The options granted do not include the grant of 80,000 shares of restricted stock in 1997 to executive officers of the Company.

(2) These represent options issued in exchange for existing ROC options at the time of the Merger and the adjustments for a 6.8 percent stock dividend paid on the Company's common stock, also in connection with the Merger.

* Ranging in price from $18.25-$29.94 at December 31, 1997. See tables below for information as of December 31, 1998 and 1999.

                           CHATEAU COMMUNITIES, INC.

                                    _______

9.   Stock Option Plan, Continued:
     ----------------------------

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998.

                                 Options Outstanding                     Options Exercisable
                      ------------------------------------------  --------------------------------
                                      Average        Weighted                       Weighted
      Range of          Number       Remaining       Average        Number           Average
   Exercise Price     Outstanding  Contract Life  Exercise Price  Exercisable    Exercise Price
--------------------  -----------  -------------  --------------  -----------  -------------------

  $ 18.25-$ 27.11       774,393      6.8 years       $ 21.68        774,393           $ 21.68
  $ 27.12-$ 30.13       462,500      9.2 years       $ 30.01         48,864           $ 29.23

The following table summarizes information concerning outstanding and exercisable options at December 31, 1999.

                                 Options Outstanding                     Options Exercisable
                      ------------------------------------------  --------------------------------
                                      Average        Weighted                       Weighted
      Range of          Number       Remaining       Average        Number           Average
   Exercise Price     Outstanding  Contract Life  Exercise Price  Exercisable    Exercise Price
--------------------  -----------  -------------  --------------  -----------  -------------------

  $ 18.25-$ 27.11       647,218      5.9 years       $ 21.68        635,496           $ 21.60
  $ 27.12-$ 30.13       770,000      8.7 years       $ 29.01        168,200           $ 29.79

The fair value of each option was estimated as of date of grant using an option-pricing model with the following assumptions used:

                                                           1999                 1998                1997
                                                    -------------------  -------------------  -----------------
Estimated fair value per option granted                   $ 2.22               $ 3.56               $ 3.58

Assumptions:
        Annualized dividend yield                           6.90%                6.25%                6.1%
        Common stock price volatility                       17.3%                22.6%               20.0%
        Risk-free rate of return                            5.29%                5.63%               6.35%
        Expected option term (in years)                      10                   10                  10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 1999, 1998 and 1997 consistent with the method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation", net income and net income per common share would have been:

                           CHATEAU COMMUNITIES, INC.

                                    _______

9.   Stock Option Plan, Continued:
     ----------------------------

                                                           1999                        1998                       1997
                                                           ----                        ----                       ----
Net income, as reported                                $34,626,000                 $26,801,000                 $21,702,000
                                                       ===========                 ===========                 ===========
Net income, pro forma                                  $34,347,000                 $26,490,000                 $20,091,000
                                                       ===========                 ===========                 ===========
Basic earnings per common share, as reported           $      1.23                 $       .98                 $       .92
                                                       ===========                 ===========                 ===========
Basic earnings per common share, pro forma             $      1.22                 $       .97                 $       .85
                                                       ===========                 ===========                 ===========
Diluted earnings per common share, as reported         $      1.23                 $       .97                 $       .91
                                                       ===========                 ===========                 ===========
Diluted earnings per common share, pro forma           $      1.22                 $       .96                 $       .84
                                                       ===========                 ===========                 ===========

10.    Savings Plan:
       -------------

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the "Savings Plan"). The Savings Plan allows employees of the Company and its subsidiaries to defer a portion of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $560,000, $550,000, and $421,000 to the Plan for the years ended December 31, 1999, 1998, and 1997, respectively.

                           CHATEAU COMMUNITIES, INC.

                                    _______

11.   Related Party Transactions:
      --------------------------

Rental expense of approximately $100,000 annually has been incurred for leasing space in an office building owned by certain officers and equity owners. The office lease expires November 2001.

The Company, through CSI, purchases manufactured home inventory for resale from Clayton Homes, Inc., which is affiliated with one of the Company's directors. During 1998, CSI purchased approximately 22 homes for a cost of approximately $540,000 from Clayton Homes, Inc. In certain instances, the Company financed purchase of these homes with Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is also affiliated with the same director. As of December 31, 1998, the Company had a payable to Vanderbilt for $122,000. During 1999 the Company repaid this amount and purchased one home from Clayton Homes, Inc.

In addition, when CSI sells homes, the purchaser may obtain financing from Vanderbilt. In certain cases, for homes sold before June 1998, Vanderbilt has recourse to the Company if the loans are not repaid. As of December 31, 1999 there is a total of approximately $15.6 million of such amounts that are recourse to the Company.

Included in management, interest and other income is $1,610,465 and $581,800 of management and other fee income received from N'Tandem for the years ended December 31, 1999 and 1998, respectively.

As of December 31, 1998 the Company had a receivable of $3.3 million from a partnership with which several officers of the Company are affiliated, which was paid back in 1999. The partnership owned a manufactured home community that the Company had the option to purchase. The receivable was collateralized by the property and was approved by the directors of the Company who have no interest in the partnership.

12.   Contingencies:
      -------------

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse affect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture and affiliate arrangements, has guaranteed approximately $42.8 million of debt.

                           CHATEAU COMMUNITIES, INC.

                                    _______

13.   Quarterly Financial Information (Unaudited):
      --------------------------------------------

The following is quarterly financial information for the years ended December 31, 1999 and 1998 (amounts in thousands, except per share data.)

                                                   First           Second          Third          Fourth
                                                  Quarter         Quarter         Quarter         Quarter
                                                 March 31,        June 30,     September 30,    December 31,
                                               -------------     ---------     -------------    ------------
1999
Total revenues                                    $ 45,608        $ 46,837        $ 48,106        $ 48,812
                                               ===========       =========     ===========       =========
Operating income (a)                              $ 28,238        $ 28,953        $ 28,910        $ 30,200
                                               ===========       =========     ===========       =========
Income before minority interests                  $  9,617        $ 13,641        $ 10,909        $ 10,795

Less income allocated to minority interests:
    Preferred OP Units                               1,523           1,524           1,523           1,524
    Common OP Units                                    910           1,346           1,037             953
                                               -----------       ---------     -----------       ---------
Net income available  to common shareholders      $  7,184        $ 10,771        $  8,349        $  8,318
                                               ===========       =========     ===========       =========
Weighted average common shares outstanding          27,960          28,078          28,115          28,381
                                               ===========       =========     ===========       =========
Weighted average common  shares and OP
    Units outstanding                               31,502          31,575          31,609          31,634
                                               ===========       =========     ===========       =========

Net income per share - basic (b)                  $   0.26        $   0.38        $   0.30        $   0.29
                                               ===========       =========     ===========       =========
Net income per share - diluted (b)                $   0.26        $   0.38        $   0.30        $   0.29
                                               ===========       =========     ===========       =========

1998
Total revenues                                    $ 40,205        $ 43,749        $ 44,065        $ 45,111
                                               ===========       =========     ===========       =========
Operating income (a)                              $ 24,024        $ 26,895        $ 26,659        $ 27,853
                                               ===========       =========     ===========       =========
Income before minority interests                  $  7,369        $  9,036        $  8,412        $  9,669

Less income allocated to minority interests:
    Preferred OP Units                                   -           1,202           1,523           1,524
    Common OP Units                                    779             931             809             913
                                               -----------       ---------     -----------       ---------
Net income available to common shareholders       $  6,590        $  6,903        $  6,080        $  7,232
                                               ===========       =========     ===========       =========
Weighted average common shares outstanding          26,370          27,312          27,509          27,917
                                               ===========       =========     ===========       =========
Weighted average common shares and OP
    Units outstanding                               29,486          30,995          31,169          31,441
                                               ===========       =========     ===========       =========
Net income per share - basic (b)                  $   0.25        $   0.25        $   0.22        $   0.26
                                               ===========       =========     ===========       =========
Net income per share - diluted (b)                $   0.25        $   0.25        $   0.22        $   0.26
                                               ===========       =========     ===========       =========

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

14.   Subsequent Event
      ----------------

In February 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Senior Unsecured Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

On February 17, 2000, the company unwound an interest rate hedge that was scheduled to mature April 1, 2000. The Company received approximately $1.5 million, which will lower the effective yield on the above 8.5% unsecured notes by 30 basis points.

On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosures
           ---------------------

None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

The information required by Item 10 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 18, 2000.

Item 11.   Executive Compensation
--------   ----------------------

The information required by Item 11 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 18, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

The information required by Item 12 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 18, 2000.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

The information required by Item 13 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 18, 2000.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

a.  1. Financial Statements

       Report of Independent Accountants

       Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

    2. Financial Statement Schedule
       ----------------------------

       III - Real Estate and Accumulated Depreciation

    3.  Exhibits

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)

                                Exhibit Description
                                -------------------

3(i)                            (a)(c) Chateau Communities, Inc. Amended and Restated Articles of Incorporation
3(ii)                           (b)(e) Chateau Communities, Inc. Amended and Restated Bylaws
3(iii)                          Amendment to By-laws of Chateau Communities, Inc. dated March 21, 2000
4.1                             (b) Form of Stock Certificate
4.2(i)                          (f)Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National
                                Bank of Chicago, as supplemented
4.2(ii)                         (f)First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The
                                First National Bank of Chicago related to the $100,000,000 MadatOry Par Put Remarketed Securities
                                /SM/ ("MOPPRS /SM/") due December 10, 2014.
4.2(iii)                        (f) Remarketing Agreement dated as of December 23, 1997 among Chateau Communities, Inc., CP Limited
                                Partnership and the "Remarketing Dealer" named therein.
4.3*                            (k) $100,000,000 8.5% Indenture, dated February 25, 2000, of CP Limited Partnership.
4.4*                            (g) Note Purchase Agreement dated as of November 4, 1996, between Pacific Mutual and ROC
                                Communities, Inc. for $70,000,000 in Senior Notes due November 4, 2003


4.5*                            (g) Deed to secure Debt and Security Agreement from ROCF, Inc. to Pacific Mutual, dated as of August
                                25, 1993
10.1                            (h) Amended and Restated Agreement of Limited Partnership of CP Limited Partnership dated January
                                22, 1997.
10.2                            (b) Lease of 19500 Hall Road
10.3                            (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)                         (e) Employment Agreement (McDaniel)
10.4(ii)                        (e) Employment Agreement (Kellogg)
10.4(iii)                       (e) Employment Agreement (Fischer)
10.4(iv)                        (e) Employment Agreement (Davis)
10.5                            (h) 1997 Equity Compensation Plan
10.6                            (b) Long-Term Incentive Stock Plan
10.7                            (i) Amendment to Amended and Restated Agreement of Limited Partnership of
                                CP Limited Partnership dated April 20, 1998.
10.8                            (j) Articles supplementary dated April 20, 1998
10.9                            (l) 1999 Equity Compensation Plan
21                              (d) List of Subsidiaries of Chateau Communities, Inc.
23                              Consent of PricewaterhouseCoopers LLP
27                              Financial Data Schedule

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

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

(i) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(j) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(k) Incorporated by reference to the Exhibits filed with CP Limited Partnership's Form 8-K dated February 24, 2000 and filed with the Commission on February 25, 2000.

(l) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1999.

                                 Exhibit
                                 Index

Exhibit Number
(Referenced to Item 601 of
Regulation S-K)


3(i)                                  (a)(c) Chateau Communities, Inc. Amended and Restated Articles of
                                      Incorporation
3(ii)                                 (b)(e) Chateau Communities, Inc. Amended and Restated Bylaws
4.1                                   (b) Form of Stock Certificate
4.2(i)                                (f)Indenture dated as of December 19, 1997 between CP Limited
                                      Partnership and The First National Bank of Chicago, as
                                      supplemented
4.2(ii)                               (f)First Supplemental Indenture dated as of December 19, 1997 between
                                      CP Limited Partnership and The First National Bank of
                                      Chicago related to the $100,000,000 MadatOry Par Put
                                      Remarketed SecuritiesSM ("MOPPRSSM") due December 10, 2014.
4.2(iii)                              (f) Remarketing Agreement dated as of December 23, 1997 among Chateau
                                      Communities, Inc., CP Limited Partnership and the
                                      "Remarketing Dealer" named therein.
4.3*                                  (k) $75,000,000 8 3/4% Indenture, dated March 2, 1995, of CP Limited
                                      Partnership.
4.4*                                  (g) Note Purchase Agreement dated as of November 4, 1996, between Pacific Mutual and ROC
                                      Communities, Inc. for $70,000,000 in Senior Notes due November 4, 2003
4.5*                                  (g) Deed to secure Debt and Security Agreement from ROCF, Inc. to Pacific Mutual, dated as of August 25, 1993
10.1                                  (h) Amended and Restated Agreement of Limited Partnership of CP Limited Partnership dated
                                      January 22, 1997.
10.2                                  (b) Lease of 19500 Hall Road
10.3                                  (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)                               (e) Employment Agreement (McDaniel)
10.4(ii)                              (e) Employment Agreement (Kellogg)
10.4(iii)                             (e) Employment Agreement (Fischer)
10.4(iv)                              (e) Employment Agreement (Davis)
10.5                                  (h)1997 Equity Compensation Plan
10.6                                  (b) Long-Term Incentive Stock Plan
10.7                                  (i) Amended and Restated Agreement of Limited Partnership of CP Limited

                                      Partnership dated April 20, 1998.
10.8                                  (j) Articles supplementary dated April 20, 1998
21                                    (d)List of Subsidiaries of Chateau Communities, Inc.
23                                    Consent of PricewaterhouseCoopers LLP
27                                    Financial Data Schedule

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

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

(i) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(j) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(k) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Commission in March 30, 1995 (Commission File No. 1-12496).


b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 22nd day of March, 2000.

                                  CHATEAU COMMUNITIES, INC.

                                  By: /s/ Gary P. McDaniel
                                  ---------------------------------------------
                                  Gary P. McDaniel
                                  Director and Chief Executive Officer
                                  (Principal Executive Officer)

                                  By: /s/ Tamara D. Fischer
                                  ---------------------------------------------
                                  Tamara D. Fischer
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2000.

           Signature                                      Title
           ---------                                      -----

/s/ John A. Boll                              Chairman of the Board of Directors
--------------------------------
John A. Boll

/s/ C.G. Kellogg                              Director and President
--------------------------------
C.G. Kellogg

/s/ Gary P. McDaniel                          Director and Chief Executive
--------------------------------              Officer
Gary P. McDaniel

/s/ Edward R. Allen                           Director
--------------------------------
Edward R. Allen

/s/ Gebran S. Anton, Jr.                      Director
--------------------------------
Gebran S. Anton, Jr.

/s/ James L. Clayton                          Director
--------------------------------
James L. Clayton

/s/ Steven G. Davis                           Director
--------------------------------
Steven G. Davis

/s/ James M. Hankins                          Director
--------------------------------
James M. Hankins

/s/ Rhonda Hogan                              Director
--------------------------------
Rhonda Hogan

/s/ James M. Lane                             Director
--------------------------------
James M. Lane

/s/ Donald E. Miller                          Director
--------------------------------
Donald E. Miller

                           CHATEAU COMMUNITIES, INC.

                         FINANCIAL STATEMENT SCHEDULES
                    PURSUANT TO ITEM 14(a)(2) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                     for the year ended December 31, 1999

                           CHATEAU COMMUNITIES, INC.

                         FINANCIAL STATEMENT SCHEDULE

                                                                                                              Pages
III.     Real Estate and Accumulated Depreciation...............................................................F-2

No other financial statement schedules are required as the amounts are not significant, or not applicable, or reported in the Company's consolidated financial statements or notes thereto.

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1999
                                (in thousands)

                                                                                                   Cost Capitalized
                                                                                                Subsequent to Acquisition
                                                                       Initial Cost to Company       (Improvements)
                                                                       --------------------------------------------------
                                                                                 Building&              Building&
Community                      Location                   Encumbrance    Land    Fixtures    Land       Fixtures
--------------------------------------------------------------------------------------------------------------------------
Algoma                         Algoma Township, MI                         60           -     66          2,792
Anchor Bay                     Ira Township, MI
Anchor North Bay               Tampa Bay, FL
Arbor Village                  Jackson, MI                1,123           813       4,787      -            109

Atlanta Meadows                Atlanta, GA                  549           625         435      -             27
Audubon                        Orlando, FL                                281         296      2          2,946
Autumn Forest                  Greensboro, NC             4,660           918       6,747      -            163
Avalon RV Park                 Clearwater, FL                             263       2,202      -              6
Avon                           Rochester Hills, MI                        621         484    640          7,093

Bermuda Palms                  Indio, CA                                1,291       2,477      -            129

Breazeale                      Laramie, WY.               1,083           251       1,618      -             56
Broadmore                      South Bend, IN                             777       4,115    396          2,130
Buena Vista                    Fargo, ND                                  713       6,248      -            315

Butler Creek                   Augusta, GA                              1,238       2,309      -            391
Camden Point                   Kingsland, GA                              466       1,701      -            112
Camp Inn RV Park               Frostproof, FL                             796       4,220      -             61
Canterbury                     Grand Rapids, MI                           705       3,107     69            883
Carnes Crossing                Summerville, SC                          1,503       7,161    450            444
Castlewood Estates             Mabelton, GA                               656       2,918      -            196

Casual Estates                 Syracuse, NY               9,121         2,136      14,324      -            487
Cedar Grove                    Clinton, CT                                180       1,140      -             41
Cedar Knolls                   Minneapolis, MN                          1,217      11,006      -            310
Central Office                 Englewood, CO                                -           -     80         13,051
Chesterfield                   Chesterfield Township, MI                  405           -    262          2,126
Chestnut Creek                 Davison, MI                                274           -    347          5,586
Cimarron Park                  St. Paul, MN                             1,424      12,882      -            356
Clinton                        Clinton Township, MI                       989           -    430          5,743

Coach Royale                   Boise, ID                                  197       1,065      -             36

[CAPTION]

                                                                    Gross Amount
                                                                 Carried at Close of
                                                                   Period 12/31/99
                                                                 ------------------------                    Date of
                                                                     Building &              Accumulated     Construction (C)
Community                      Location                  Land        Fixtures     Total      Depreciation    Acquisition (A)
---------------------------------------------------------------------------------------------------------------------------------
Algoma                         Algoma Township, MI           126       2,792      2,918          918           1974(C)
Anchor Bay                     Ira Township, MI            3,309      16,029     19,338        7,723           1968(C)
Anchor North Bay               Tampa Bay, FL                 288       1,453      1,741           53           1998(A)
Arbor Village                  Jackson, MI                   813       4,896      5,709          437           1998(A)
                                                                                                               08/25/93(A)
Atlanta Meadows                Atlanta, GA                   625         462      1,087           71
Audubon                        Orlando, FL                   283       3,242      3,525        1,832           1988(A)
Autumn Forest                  Greensboro, NC                918       6,910      7,828          612           1998(A)
Avalon RV Park                 Clearwater, FL                263       2,208      2,471          203           1998(A)
Avon                           Rochester Hills, MI         1,261       7,577      8,838        5,512           1988(A)

Bermuda Palms                  Indio, CA                   1,291       2,606      3,897          333            08/29/94(A)

Breazeale                      Laramie, WY.                  251       1,674      1,925          196            08/25/93(A)
Broadmore                      South Bend, IN              1,173       6,245      7,418          393            1998(A)
Buena Vista                    Fargo, ND                     713       6,563      7,276        1,404            1994(A)

Butler Creek                   Augusta, GA                 1,238       2,700      3,938          336            08/25/93(A)
Camden Point                   Kingsland, GA                 466       1,813      2,279          223            08/25/93(A)
Camp Inn RV Park               Frostproof, FL                796       4,281      5,077          175            1998(A)
Canterbury                     Grand Rapids, MI              774       3,990      4,764          290            1998(A)
Carnes Crossing                Summerville, SC             1,953       7,605      9,558          656            1998(A)
Castlewood Estates             Mabelton, GA                  656       3,114      3,770          403            2/1/97(A)

Casual Estates                 Syracuse, NY                2,136      14,811     16,947        2,148            08/25/93(A)
Cedar Grove                    Clinton, CT                   180       1,181      1,361           50            1998(A)
Cedar Knolls                   Minneapolis, MN             1,217      11,316     12,533        2,489            1994(A)
Central Office                 Englewood, CO                  8       13,051     13,131        2,499            1969(C)
Chesterfield                   Chesterfield Township, MI     667       2,126      2,793        1,674            1996(A)
Chestnut Creek                 Davison, MI                   621       5,586      6,207          668            1994(A)
Cimarron Park                  St. Paul, MN                1,424      13,238     14,662        2,908            1969(C)
Clinton                        Clinton Township, MI        1,419       5,743      7,162        4,710

Coach Royale                   Boise, ID                     197       1,101     1,298          156             01/01/94(A)


                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 1999
                                (in thousands)

                                                                                                             Cost Capitalized
                                                                                                         Subsequent to Acquisition
                                                                                 Initial Cost to Company      (Improvements)
                                                                                 --------------------------------------------------
                                                                                         Building &             Building &
Community                                Location                Encumbrance      Land    Fixtures     Land      Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
Colonial                                 Kalamazoo, MI                            816         195          4      7,667
Colonial Coach                           Riverdale, GA                          1,052       4,277         26        458
Colony Cove                              Ellenton, FL                           5,683      28,256          -        389
Columbia Heights                         Grand Forks, ND                          588       5,282          -        170
Conway Circle                            Orlando, FL                   922        544         864          -         38
Conway Plantation                        Conway, SC                               428       3,696          -        190
Country Estates                          Spring Lake Township, MI                  30           -          -      1,839
Countryside Great Falls                  Great Falls, MT               629        361       1,650          -         62
Countryside Village Denver               Denver, CO                             1,460       4,384          -         22
Countryside Village Jackson.             Jacksonville, FL                         962       4,796          -        533
Countryside Village Longmont             Longmont, CO                           1,481       4,455          -        209
Cranberry Lake                           White Lake Township, MI                  432         220      1,050      3,236
Crestview                                Stillwater, OK                683        362         963          -         76
Crystal Lake                             St. Petersburg, FL                       498       2,475          -         25
Crystal Lakes                            Zephryhills, FL                        1,323       2,239          -        133
Del Tura                                 Fort Myers, FL             31,447      4,360      50,508        418      3,721
Eagle Creek                              Tyler, TX                              1,291       1,761        300        736
Eagle Point                              Seattle, WA                 2,712      1,048       3,514          -         84
Eastridge                                San Jose, CA                           2,476       4,671          -         62
Eldorado                                 Daytona Bch, FL               958        408       1,248          -         73
Emerald Lake                             Punta Gorda, FL                          399       1,150          -        278
Evergreen                                New Haven, CT                            309       1,883          -        127
Fairways Country Club                    Orlando, FL                              955       5,823          9      1,838
Falcon Farms                             Moline, IL                    793        295       1,576          -        210
Ferrand Estates                          Wyoming, MI                              257       1,579          -        346
Forest Creek                             South Bend, IN                           501       4,849          -         42


                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation  Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Colonial                                 Kalamazoo, MI                   820       7,862       8,682       5,552      1985(A)
Colonial Coach                           Riverdale, GA                 1,078       4,735       5,813         606      2/1/97(A)
Colony Cove                              Ellenton, FL                  5,683      28,645      34,328       3,782      08/02/94(A)
Columbia Heights                         Grand Forks, ND                 588       5,452       6,040       1,173      1994(A)
Conway Circle                            Orlando, FL                     544         902       1,446         117      08/25/93(A)
Conway Plantation                        Conway, SC                      428       3,886       4,314         504      2/1/97(A)
Country Estates                          Spring Lake Township, MI         30       1,839       1,869       1,350      1974(C)
Countryside Great Falls                  Great Falls, MT                 361       1,712       2,073         230      08/25/93(A)
Countryside Village Denver               Denver, CO                    1,460       4,406       5,866         581      08/25/93(A)
Countryside Village Jackson.             Jacksonville, FL                962       5,329       6,291         696      08/25/93(A)
Countryside Village Longmont             Longmont, CO                  1,481       4,664       6,145         622      08/25/93(A)
Cranberry Lake                           White Lake Township, MI       1,482       3,456       4,938       1,923      1986(A)
Crestview                                Stillwater, OK                  362       1,039       1,401         133      08/25/93(A)
Crystal Lake                             St. Petersburg, FL              498       2,500       2,998          91      1998(A)
Crystal Lakes                            Zephryhills, FL               1,323       2,372       3,695         326      2/1/1998(A)
Del Tura                                 Fort Myers, FL                4,778      54,229      59,007      11,591      1994(A)
Eagle Creek                              Tyler, TX                     1,591       2,497       4,088         266      2/1/97(A)
Eagle Point                              Seattle, WA                   1,048       3,598       4,646         476      08/25/93(A)
Eastridge                                San Jose, CA                  2,476       4,733       7,209         622      08/29/94(A)
Eldorado                                 Daytona Bch, FL                 408       1,321       1,729         169      08/25/93(A)
Emerald Lake                             Punta Gorda, FL                 399       1,428       1,827         738      1988(A)
Evergreen                                New Haven, CT                   309       2,010       2,319          72      1998(A)
Fairways Country Club                    Orlando, FL                     964       7,661       8,625       5,461      1979(A)(C)
Falcon Farms                             Moline, IL                      295       1,786       2,081         232      08/25/93(A)
Ferrand Estates                          Wyoming, MI                     257       1,925       2,182       1,518      1989(A)
Forest Creek                             South Bend, IN                  501       4,891       5,392         411      1998(A)

                                                                                                             Cost Capitalized
                                                                                                         Subsequent to Acquisition
                                                                                 Initial Cost to Company      (Improvements)
                                                                                 --------------------------------------------------
                                                                                         Building &             Building &
Community                                Location                Encumbrance      Land    Fixtures     Land      Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
Forest Lake Estates                      Spring Lake Township, MI                414       2,293         27         724
Fountain Vue                             Marion, IN                              360       1,210         90         111
Foxhall Village                          Raleigh, NC                             521       5,283          -         470
Foxwood Farms                            Ocala, FL                               691       1,502          -         333
Friendly Village                         Greely, CO                              523       2,702         (5)        104
Glenmoor                                 Battle Creek, MI                      3,400         203          -           -
Golden Valley                            Douglasville, TX                        254         800          -         197
Grand Blanc                              Grand Blanc, MI                       1,749           -        284       8,616
Green Acres                              New Haven, CT                           195       1,286          -          15
Green Park South                         Montgomery, AL                        1,021       7,704          -           -
Hickory Knoll                            Indianapolis, IN           3,001        356       2,669          -          65
Hidden Valley                            Orlando, FL                             492       5,714          -         156
Highland                                 New Haven, CT                           153       1,140          -           1
Highlands (The)                          Flint, MI                  6,000      2,323      13,260      1,124       2,463
Hillcrest                                Rockland, MA                            236       1,285          -          17
Holiday Estates                          Byron Township, MI                       93           -          -       1,762
Homestead Ranch                          McAllen, TX                             195       1,108          -         170
Howell                                   Howell, MI                              345           -        151       2,840
Hunters Chase                            Lima, OH                                921       1,246          -         440
Huron Estates                            Flint, MI                               354       1,882         33         204
Indian Rocks                             Clearwater, FL                          441       1,032          -          12
Jade Isle                                Orlando, FL                  855        273       1,076          -          23
Knoll Terrace                            Salem, OR                  1,967      1,379       2,050          -         150
La Quinta Ridge                          Indio, CA                             1,014       1,873          -         377
Lake in the Hills                        Auburn Hills, MI                        952       6,389          -          76
Lakeland Harbor                          Lakeland, FL                            875           -          -       3,335
Lakeland Junction                        Lakeland, FL                            471         972          -         126
Lakes at Leesburg                        Leesburg, FL                          1,178           -         39       3,491
Lakewood Estates                         Davenport, LA                884        442       1,210          -         279



                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation  Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Forest Lake Estates                      Spring Lake Township, MI        441       3,017       3,458        686      1994(A)
Fountain Vue                             Marion, IN                      450       1,321       1,771        110      1998(A)
Foxhall Village                          Raleigh, NC                     521       5,753       6,274        774      2/1/97(A)
Foxwood Farms                            Ocala, FL                       691       1,835       2,526        227      07/26/94(A)
Friendly Village                         Greely, CO                      518       2,806       3,324        377      01/18/94(A)
Glenmoor                                 Battle Creek, MI              3,400         203       3,603          -      1999(C)
Golden Valley                            Douglasville, TX                254         997       1,251        130      2/1/97(A)
Grand Blanc                              Grand Blanc, MI               2,033       8,616      10,649      2,519      1990(C)
Green Acres                              New Haven, CT                   195       1,301       1,496        118      1998(A)
Green Park South                         Montgomery, AL                1,021       7,704       8,725          -      1999(A)
Hickory Knoll                            Indianapolis, IN                356       2,734       3,090        378      08/25/93(A)
Hidden Valley                            Orlando, FL                     492       5,870       6,362        891      1995(A)
Highland                                 New Haven, CT                   153       1,141       1,294        104      1998(A)
Highlands (The)                          Flint, MI                     3,447      15,723      19,170      1,238      1998(A)
Hillcrest                                Rockland, MA                    236       1,302       1,538        132      11/5/97(A)
Holiday Estates                          Byron Township, MI               93       1,762       1,855      1,281      1984(C)
Homestead Ranch                          McAllen, TX                     195       1,278       1,473        181      2/1/97(A)
Howell                                   Howell, MI                      496       2,840       3,336      2,318      1972(C)
Hunters Chase                            Lima, OH                        921       1,686       2,607        182      2/1/97(A)
Huron Estates                            Flint, MI                       387       2,086       2,473        170      1998(A)
Indian Rocks                             Clearwater, FL                  441       1,044       1,485         56      1998(A)
Jade Isle                                Orlando, FL                     273       1,099       1,372        142      08/25/93(A)
Knoll Terrace                            Salem, OR                     1,379       2,200       3,579        284      08/25/93(A)
La Quinta Ridge                          Indio, CA                     1,014       2,250       3,264        261      08/29/94(A)
Lake in the Hills                        Auburn Hills, MI                952       6,465       7,417      1,768      1994(A)
Lakeland Harbor                          Lakeland, FL                    875       3,335       4,210      2,430      1983(C)
Lakeland Junction                        Lakeland, FL                    471       1,098       1,569        863      1981(C)
Lakes at Leesburg                        Leesburg, FL                  1,217       3,491       4,708      2,229      1984(C)
Lakewood Estates                         Davenport, LA                   442       1,489       1,931        200      08/25/93(A)

                                                                                                             Cost Capitalized
                                                                                                         Subsequent to Acquisition
                                                                                 Initial Cost to Company      (Improvements)
                                                                                 --------------------------------------------------
                                                                                         Building &             Building &
Community                                Location                Encumbrance      Land    Fixtures     Land      Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
Lakewood                                 Montgomery, AL                      2,007       2,107          -           -
Land O'Lakes                             Orlando, FL              1,403        473       2,507          -          76
Landmark Village                         Fairburn, GA                        2,539       4,352          -         223
Leisure Woods 0 Rockland                 Rockland, MA                          831      14,326          -          82
Leisure Woods 0 Tauton                   Tauton, MA                            256       2,780        162         755
Leisure World                            Weslaco, TX                           228       1,639          -          64
Leonard Gardens                          Walker, MI                             94           -        619       5,114
Macomb                                   Macomb Township, MI                 1,459           -      1,182      14,350
Maple Grove                              Boise, ID                1,140        702       2,384          -          66
Maple Ridge                              Manteno, IL                           126           -          -       1,456
Maple Valley                             Manteno, IL                           338           -          -       4,249
Mariwood                                 Indianapolis, IN         2,118        324       2,415          -         157
Marnelle                                 Fayetteville, GA           998        464       2,635          -         383
Meadow Park                              Fargo, ND                             133       1,183          -          54
Meadowbrook                              Ithaca, NY               1,832        291       4,029          -          58
Midway Estates                           Vero Bch., FL            1,823      1,313       2,095          2         165
Mosby's Point                            Florence, KY             1,190        608       1,574          -          41
Norton Shores                            Norton Shores, MI                     103           -        118       4,905
Novi                                     Novi, MI                              896           -        393       5,086
Oak Grove                                Albany, GA                 413        418         764          -          31
Oak Hill                                 Groveland Township, MI                115       2,165          -       4,151
Oak Orchard                              Albion, NY                            701       3,425          -          47
Oak Ridge                                South Bend, IN                        615       3,770          -          12
Oak Springs                              Sorrento, FL                          206       1,461          2         429
Oakwood Forest                           Greensboro, NC                      1,111       3,843          -         274
Old Orchard                              Davison, MI                           210         182          -       2,660


                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation  Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Lakewood                                 Montgomery, AL           2,007       2,107       4,114         54      1999(A)
Land O'Lakes                             Orlando, FL                473       2,583       3,056        340      08/25/93(A)
Landmark Village                         Fairburn, GA             2,539       4,575       7,114        620      07/15/94(A)
Leisure Woods 0 Rockland                 Rockland, MA               831      14,408      15,239        753      11/5/97(A)
Leisure Woods 0 Tauton                   Tauton, MA                 418       3,535       3,953        146      11/5/97(A)
Leisure World                            Weslaco, TX                228       1,703       1,931        226      05/06/94(A)
Leonard Gardens                          Walker, MI                 713       5,114       5,827      1,448      1987(C)
Macomb                                   Macomb Township, MI      2,641      14,350      16,991      8,769      1973(C)
Maple Grove                              Boise, ID                  702       2,450       3,152        322      08/25/93(A)
Maple Ridge                              Manteno, IL                126       1,456       1,582        254      2/1/97(A)
Maple Valley                             Manteno, IL                338       4,249       4,587        682      2/1/97(A)
Mariwood                                 Indianapolis, IN           324       2,572       2,896        342      08/25/93(A)
Marnelle                                 Fayetteville, GA           464       3,018       3,482        417      2/1/97(A)
Meadow Park                              Fargo, ND                  133       1,237       1,370        265      1994(A)
Meadowbrook                              Ithaca, NY                 291       4,087       4,378        472      08/25/93(A)
Midway Estates                           Vero Bch., FL            1,315       2,260       3,575        289      08/25/93(A)
Mosby's Point                            Florence, KY               608       1,615       2,223        215      08/25/83(A)
Norton Shores                            Norton Shores, MI          221       4,905       5,126      3,000      1978(C)
Novi                                     Novi, MI                 1,289       5,086       6,375      4,645      1973(C)
Oak Grove                                Albany, GA                 418         795       1,213        103      08/25/93(A)
Oak Hill                                 Groveland Township, MI     115       6,316       6,431      3,514      1983(A)
Oak Orchard                              Albion, NY                 701       3,472       4,173        481      2/1/97(A)
Oak Ridge                                South Bend, IN             615       3,782       4,397        326      1998(A)
Oak Springs                              Sorrento, FL               208       1,890       2,098      1,427      1981(A)
Oakwood Forest                           Greensboro, NC           1,111       4,117       5,228        553      08/25/93(A)
Old Orchard                              Davison, MI                210       2,842       3,052      1,611      1988(A)

                                                                                                             Cost Capitalized
                                                                                                         Subsequent to Acquisition
                                                                                 Initial Cost to Company      (Improvements)
                                                                                 --------------------------------------------------
                                                                                         Building &             Building &
Community                                Location                Encumbrance      Land    Fixtures     Land      Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
One Hundred Oaks                         Fultondale, AL                          345       1,839        -         57
Orange Lake                              Clermont, FL                            246          85        1      2,092
Orion                                    Orion Township, MI                      422         198      721      4,948
Palm Beach Colony                        West Palm Beach, FL                     691       1,962        -        189
Paradise Village                         Albany, GA                   487        340         918        -         21
Pedaler's Pond                           Lake Wales, FL                          350         285        -      2,336
Pendleton                                Indianapolis, IN             628        122         964        -         18
Pine Lakes Ranch                         Thornton,CO                           2,463      10,379       34        521
Pinecrest Village                        Shreveport, LA                           93         719        -        497
Pinellas Cascades                        Clearwater, FL             2,148      1,747       2,313        -         33
Pinewood                                 Columbus, MI                          1,242      10,070       57        372
Pleasant Ridge                           Lansing, MI                             915       3,898        -        106
Presidents Park                          Grand Forks, ND                         258       1,283        -         99
Redwood Estates                          Thornton,CO                           2,473      10,044        -        118
Regency Lakes                            Winchester, VA                        1,176       3,705        -      1,712
Riverview                                Portland, OR               1,415        537       1,942        -         67
Rolling Hills                            Louisville, KY               729        342       1,034        -         15
Rosemount Woods                          Minneapolis/St. Paul, MN                475       4,297        -         61
Royal Estates                            Kalamazoo, MI                         1,015       2,475        -         45
Saddlebrook                              N. Charleston, SC                     1,284       5,497        -         75
Science City                             Midland, MI                1,482        870       1,760        -         75
Shady Lane                               Clearwater, FL                          324       1,574        -          -
Shady Oaks                               Clearwater, FL                          750       6,967        -         23
Shady Village                            Clearwater, FL                          468       3,179        -          -
Shenandoah                               Boise, ID                               443       2,528        -        220
Sherwood                                 Marion, IN                              264       1,175      240        276
Skyway                                   Indianapolis, IN           1,196        178       1,366        -         91


                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation Acquisition  (A)
-----------------------------------------------------------------------------------------------------------------------------------
One Hundred Oaks                         Fultondale, AL               345       1,896        2,241         220        2/1/97(A)
Orange Lake                              Clermont, FL                 247       2,177        2,424       1,112        1988(A)
Orion                                    Orion Township, MI         1,143       5,146        6,289       3,147        1986(A)
Palm Beach Colony                        West Palm Beach, FL          691       2,151        2,842         803        1983(A)
Paradise Village                         Albany, GA                   340         939        1,279         130        08/25/93(A)
Pedaler's Pond                           Lake Wales, FL               350       2,621        2,971       1,310        1990(A)
Pendleton                                Indianapolis, IN             122         982        1,104         127        08/25/93(A)
Pine Lakes Ranch                         Thornton,CO                2,497      10,900       13,397       1,427        2/1/97(A)
Pinecrest Village                        Shreveport, LA                93       1,216        1,309         155        2/1/97(A)
Pinellas Cascades                        Clearwater, FL             1,747       2,346        4,093         303        08/25/93(A)
Pinewood                                 Columbus, MI               1,299      10,442       11,741         901        1998(A)
Pleasant Ridge                           Lansing, MI                  915       4,004        4,919         360        1998(A)
Presidents Park                          Grand Forks, ND              258       1,382        1,640         183        01/01/94(A)
Redwood Estates                          Thornton,CO                2,473      10,162       12,635       1,394        2/1/97(A)
Regency Lakes                            Winchester, VA             1,176       5,417        6,593         614        2/1/97(A)
Riverview                                Portland, OR                 537       2,009        2,546         265        08/25/93(A)
Rolling Hills                            Louisville, KY               342       1,049        1,391         145        08/25/93(A)
Rosemount Woods                          Minneapolis/St. Paul, MN     475       4,358        4,833         942        1994(A)
Royal Estates                            Kalamazoo, MI              1,015       2,520        3,535         345        08/25/93(A)
Saddlebrook                              N. Charleston, SC          1,284       5,572        6,856         506        1998(A)
Science City                             Midland, MI                  870       1,835        2,705         248        08/25/93(A)
Shady Lane                               Clearwater, FL               324       1,574        1,898         143        1998(A)
Shady Oaks                               Clearwater, FL               750       6,990        7,740         626        1998(A)
Shady Village                            Clearwater, FL               468       3,179        3,647         115        1998(A)
Shenandoah                               Boise, ID                    443       2,748        3,191         336        05/06/94(A)
Sherwood                                 Marion, IN                   504       1,451        1,955          90        1998(A)
Skyway                                   Indianapolis, IN             178       1,457        1,635         186        08/25/93(A)

                                                                                                             Cost Capitalized
                                                                                                         Subsequent to Acquisition
                                                                                 Initial Cost to Company      (Improvements)
                                                                                 --------------------------------------------------
                                                                                         Building &             Building &
Community                                Location                Encumbrance      Land    Fixtures     Land      Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
Southwind                                Naples, FL         2,594      1,476       3,463        -         116
Spring Brook                             Utica, MI          4,693      1,209      10,928        -          84
Springfield Farms                        Brookline, MO                 1,698       2,157        -       1,757
Starlight Ranch                          Orlando, FL                   5,597       8,859        -         211
Stonegate, LA                            Shreveport, LA       450        160         642        -         102
Sun Valley                               Jackson, MI                     606       2,514        9          46
Swan Creek                               Ann Arbor, MI                   882       9,709        -          31
Tarpon Glen                              Clearwater, FL                  510       2,893        -          50
Terrace Heights                          Dubuque, IA        1,671        919       2,413        -          43
The Colony                               Rancho Mirage, CA             2,259       4,745        -         157
The Glen                                 Rockland, MA                    261         252        -         612
The Homestead                            McAllen, TX          581        100         742        -         216
The Orchard                              Sanat Rosa, CA                2,795       6,363        -          37
Torrey Hills                             Flint, MI                       346         205       50       4,448
Town & Country, FL                       Orlando, FL          454        245         896        -          18
Trails End                               Weslaco, TX                     260       1,804        -         129
Twenty Nine Pines                        St. Paul, MN                    317       2,871        -          37
Twin Pines                               Goshen, IN         1,068        197       1,934        -         123
Valley Vista                             Grand Rapids, MI   1,566        411       2,791        -          85
Vance                                    Columbus, OH         664        200         993        -          69
Villa                                    Flint, MI                       135         332       (7)      2,780
Westbrook                                Detroit, MI                     190       2,451      534       3,415
Whispering Pines                         Clearwater, FL     4,125      4,208       4,071        -         219
Willo Arms                               Cleveland, OH      1,547        473       2,146        -          49
Winter Haven Oaks                        Winter Haven, FL                490         705      362       1,330
Winter Paradise RV                       Hudson, FL                      300       1,593        -          38
Woodlake                                 Greensboro, NC                  924       6,311        -          60



                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation  Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Southwind                                Naples, FL          1,476       3,579       5,055        470      08/25/93(A)
Spring Brook                             Utica, MI           1,209      11,012      12,221        990      1998(A)
Springfield Farms                        Brookline, MO       1,698       3,914       5,612        385      2/1/97(A)
Starlight Ranch                          Orlando, FL         5,597       9,070      14,667      1,206      2/1/97(A)
Stonegate, LA                            Shreveport, LA        160         744         904         81      08/25/93(A)
Sun Valley                               Jackson, MI           615       2,560       3,175        234      1998(A)
Swan Creek                               Ann Arbor, MI         882       9,740      10,622        868      1998(A)
Tarpon Glen                              Clearwater, FL        510       2,943       3,453        110      1998(A)
Terrace Heights                          Dubuque, IA           919       2,456       3,375        332      08/25/93(A)
The Colony                               Rancho Mirage, CA   2,259       4,902       7,161        614      09/02/94(A)
The Glen                                 Rockland, MA          261         864       1,125         48      11/5/97(A)
The Homestead                            McAllen, TX           100         958       1,058        120      2/1/97(A)
The Orchard                              Sanat Rosa, CA      2,795       6,400       9,195        767      08/29/94(A)
Torrey Hills                             Flint, MI             396       4,653       5,049      2,812      1987(A)
Town & Country, FL                       Orlando, FL           245         914       1,159        115      08/25/93(A)
Trails End                               Weslaco, TX           260       1,933       2,193        238      05/06/94(A)
Twenty Nine Pines                        St. Paul, MN          317       2,908       3,225        641      1994(A)
Twin Pines                               Goshen, IN            197       2,057       2,254        274      08/25/93(A)
Valley Vista                             Grand Rapids, MI      411       2,876       3,287        235      1998(A)
Vance                                    Columbus, OH          200       1,062       1,262        114      08/25/93(A)
Villa                                    Flint, MI             128       3,112       3,240      2,329      1984(A)
Westbrook                                Detroit, MI           724       5,866       6,590        452      1996(C)
Whispering Pines                         Clearwater, FL      4,208       4,290       8,498        469      08/25/93(A)
Willo Arms                               Cleveland, OH         473       2,195       2,668        299      08/25/93(A)
Winter Haven Oaks                        Winter Haven, FL      852       2,035       2,887      1,109      1988(A)(C)
Winter Paradise RV                       Hudson, FL            300       1,631       1,931         63      1998(A)
Woodlake                                 Greensboro, NC        924       6,371       7,295        575      1998(A)

                                                                                                             Cost Capitalized
                                                                                                         Subsequent to Acquisition
                                                                                 Initial Cost to Company      (Improvements)
                                                                                 --------------------------------------------------
                                                                                         Building &             Building &
Community                                Location                Encumbrance      Land    Fixtures     Land      Fixtures
-----------------------------------------------------------------------------------------------------------------------------------
Yankee Springs                           Grand Rapids, MI                           948        5,360          78          686
Yorktowne                                Sharonville, OH                          2,130        6,311           -          301


Difference between allocated purchase price
   and historical cost of properties acquired in the
   ROC Acquistion                                                                                            959      178,279
                                                                   105,802      136,099      539,493      14,685      365,173



                                                                             Gross Amount
                                                                         Carried at Close of
                                                                            Period 12/31/99
                                                                    --------------------------------               Date of
                                                                              Building &              Accumulated  Construction (C)
Community                               Location                    Land       Fixtures     Total     Depreciation  Acquisition (A)
-----------------------------------------------------------------------------------------------------------------------------------
Yankee Springs                           Grand Rapids, MI            1,026        6,046          7,072          491      1998(A)
Yorktowne                                Sharonville, OH             2,130        6,612          8,742          906      2/1/97(A)


Difference between allocated purchase price
   and historical cost of properties acquired in the
   ROC Acquistion                                                      959      178,279        179,238       28,898
                                                                   150,784      904,666      1,055,450      192,015

                                 SCHEDULE III
                                   Continued


                           CHATEAU COMMUNITIES, INC.

              REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued
                                 _______


The changes in total real estate for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                         1999          1998         1997
                                                                      -----------   -----------   ---------

Balance, beginning of year                                            $1,026,509    $  836,175    $300,631
Acquisitions                                                              14,808       172,422     525,625
Improvements                                                              25,105        21,486      13,250
Dispositions and other                                                   (10,972)       (3,574)     (3,331)
                                                                      ----------    ----------    --------

Balance, end of year                                                  $1,055,450    $1,026,509    $836,175
                                                                      ==========    ==========    ========

The change in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                            1999          1998        1997
                                                                      ----------    ----------    --------

Balance, beginning of year                                            $  151,260    $  112,314    $ 81,293
Depreciation for the year                                                 41,422        39,213      31,103
Dispositions and other                                                      (667)         (267)        (82)
                                                                      ----------    ----------    --------

Balance, end of year                                                  $  192,015    $  151,260    $112,314
                                                                      ==========    ==========    ========
