Form 10-Q
period 2000-03-31
CHATEAU COMMUNITIES INC
filed 2000-05-15
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934


                 For the quarterly period ended March 31, 2000
                                                --------------

                                      OR

            Transition report pursuant to Section 13 or 15(d) of the Securities
-----       Exchange Act of 1934


                    Commission file number         1-12496
                                              -----------------


                           CHATEAU COMMUNITIES, INC.
            (Exact name of Registrant as specified in its charter)



               MARYLAND                                38-3132038
     (State or other jurisdiction          (IRS Employer Identification No.)
   of incorporation or organization)

             6160 South Syracuse Way, Greenwood Village, CO 80111
         (Address of principal executive offices, including zip code)

                                 (303) 741-3707
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

The number of shares outstanding of Registrant's Common Stock, $0.01 par value, on May 10, 2000 was 28,460,786 shares.

                           CHATEAU COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                          Page Number
                                                                          -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Income for the Three
                    Months Ended March 31, 2000 and 1999                        1
          Condensed Consolidated Balance Sheets as of March 31, 2000 and
                    December 31, 1999                                           2
          Condensed Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 2000 and 1999                               3
          Notes to Condensed Consolidated Financial Statements                 4-6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7-10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk           11

PART II.  OTHER INFORMATION                                                  12-18

SIGNATURES                                                                     19

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           CHATEAU COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                             2000              1999
                                                            -------           -------
Revenues:
  Rental income                                             $46,205           $44,170
  Management fee, interest and other income                   2,644             1,438
                                                            -------           -------
                                                             48,849            45,608
Expenses:
  Property operating and maintenance                         12,361            12,092
  Real estate taxes                                           3,334             3,206
  Depreciation and amortization                              10,805            10,323
  Administrative                                              2,561             2,072
  Interest and related amortization                           8,481             7,962
                                                            -------           -------
                                                             37,542            35,655
                                                            -------           -------
Income before loss on sale of property
 and minority interests                                      11,307             9,953
Loss on sale of property                                          -              (336)
                                                            -------           -------

Income before minority interests                             11,307             9,617

Less income allocated to minority interests:
  Preferred OP Units                                          1,523             1,523
  Common OP Units                                             1,125               910
                                                            -------           -------

  Net income available to common shareholders               $ 8,659           $ 7,184
                                                            =======           =======

Per share/OP Unit information:

  Basic earnings per common share                           $   .30           $  . 26
                                                            =======           =======

  Diluted earnings per common share                         $   .30           $  . 26
                                                            =======           =======

  Dividend/distribution declared per common
     share/OP Unit outstanding                              $  .515           $ . 485
                                                            =======           =======

  Weighted average common shares
     outstanding - basic                                     28,496            27,960
                                                            =======           =======

  Weighted average common shares
     and OP Units outstanding - assuming dilution            32,268            31,688
                                                            =======           =======

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                   March 31,      December 31,
            ASSETS                                                    2000            1999
                                                                  -----------     -----------

Rental property:
   Land                                                           $   138,467        $135,811
   Land and improvements for expansion sites                           25,419          23,320
   Depreciable property                                               899,426         896,319
                                                                  -----------     -----------
                                                                  $ 1,063,312     $ 1,055,450
      Less accumulated depreciation                                   202,821         192,015
                                                                  -----------     -----------

      Net rental property                                             860,491         863,435

Cash and cash equivalents                                                 126             348
Rents, notes and other receivables                                     14,759          11,742
Investment in and advances to affiliates                              100,366          97,761
Prepaid expenses and other assets                                      11,811           8,387
                                                                  -----------     -----------

        Total assets                                              $   987,553      $  981,673
                                                                   ==========        ========

             LIABILITIES

Debt                                                              $   471,091       $ 452,556
Accrued interest payable                                                6,612           5,284
Accounts payable and accrued expenses                                  14,094          17,688
Rents received in advance and security deposits                         9,286           7,044
Dividends and distributions payable                                    17,545          16,139
                                                                  -----------     -----------

        Total liabilities                                             518,628         498,711

Minority interests in Operating Partnership                           119,841         121,142

           SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
   authorized; no shares issued or outstanding
Common stock; $.01 par value, 90 million shares authorized;
   28,427,241 and 28,424,900 shares issued and outstanding
   at March 31, 2000 and December 31, 1999, respectively                  284             284
Additional paid-in capital                                            444,061         446,231
Dividends in excess of accumulated earnings                           (82,632)        (76,647)
Notes receivable from officers, 577,432 and 406,569 shares
    at March 31, 2000 and December 31, 1999, respectively             (12,629)         (8,048)
                                                                  -----------     -----------
        Total shareholders' equity                                    349,084         361,820
                                                                  -----------     -----------

         Total liabilities and shareholders' equity              $    987,553     $   981,673
                                                                  ===========     ===========


   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.
                            (DOLLARS IN THOUSANDS)

                                                                Three Months Ended
                                                                     March 31,
                                                                    ----------
                                                               2000               1999
                                                            ----------        -----------
Cash Flows from Operating Activities:
 Net income                                                 $   8,659         $     7,184
 Adjustments to reconcile net income to
  net cash provided by operating activities:

  Loss on sale of property                                          -                336
  Income attributable to minority interests                     1,125                910
  Depreciation and amortization                                10,805             10,323
  Amortization of debt issuance costs                             149                226
  Increase in operating assets                                 (1,455)            (2,838)
  (Decrease) increase in operating
   liabilities                                                    (25)             1,969
                                                           ----------        -----------

    Net cash provided by operating
     activities                                                19,258             18,110

Cash flows from financing activities:
 Borrowings on the line of credit                              35,317              9,711
 Payments on the line credit                                  (71,114)            (1,000)
 Payoff of mortgages and other debt                           (75,000)            (7,789)
 Mortgage principal payments                                     (441)              (386)
 Dividends/distributions to
  shareholders/OP Unitholders                                 (15,134)           (14,316)
 Common shares/OP Units reacquired and retired                (10,805)                 -
 Proceeds from the issuance of debt                           130,000                  -
 Payment of debt issuance costs                                (1,200)                 -
 Exercise of common stock options and other
  financing activities                                            729                481
                                                           ----------        -----------

    Net cash used in financing activities                      (7,648)           (13,299)

Cash flows from investing activities:
 Acquisition of rental properties                              (1,893)              (761)
 Additions to rental property                                  (5,934)            (2,408)
 Disposition of rental property                                     -              2,983
 Other investing activities                                    (1,400)                 -
 Investment in and advances to joint
  ventures/affiliates                                          (2,605)            (4,757)

                                                           ----------        -----------

    Net cash used in investing activities                     (11,832)            (4,943)
                                                           ----------        -----------

Decrease in cash and cash equivalents                            (222)              (132)
Cash and cash equivalents, beginning of
 period                                                           348                450
                                                           ----------        -----------
Cash and cash equivalents, end of period                   $      126        $       318
                                                           ==========        ===========

Supplemental cash flow information:
Fair Market Value of OP Units/common
   shares issued in connection
   with acquisitions/development                           $      261        $      686
                                                           ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:
    ----------------------

    The accompanying unaudited condensed consolidated financial statements of Chateau Communities, Inc. (the "Company"), a real estate investment trust ("REIT"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Certain reclassifications of prior year data have been made to conform with current year presentation. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Rental Property
    ---------------

     On February 1, 2000, the Company purchased a manufactured home community located in Pelham, Alabama with 115 homesites for a purchase price of approximately $1.7 million.

3.  Common Stock and Related Transactions:
    --------------------------------------

     On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first quarter, the Company repurchased 432,200 shares for approximately $10.8 million.

     On February 24, 2000, the Company declared a cash dividend/distribution of $.515 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 2000. The dividend/distribution was paid on April 14, 2000, and is included in the dividends and distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 2000.

     On December 3, 1999, the Company declared a cash dividend/distribution of $.485 per share/OP Unit to shareholders and OP Unitholders of record as of December 27, 1999. The dividend/distribution was paid on January 17, 2000, and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1999.

                           CHATEAU COMMUNITIES, INC.

                                   __________

3. Common Stock and Related Transactions Continued:
   ------------------------------------------------

   (In thousands, except per share data)                            For the three months ended March 31,
                                                                      -----------------------------------


                                                                          2000                       1999
                                                                        -------                    -------
Basic EPS:
   Income (1)                                                         $   9,784                  $   8,094



   Weighted average common shares outstanding                            28,496                     27,960
   Weighted average common OP Units outstanding                           3,703                      3,542
                                                                      ---------                  ---------
   Weighted average common shares/OP Units - basic                       32,199                     31,502
                                                                      ---------                  ---------
   Per share - basic                                                  $     .30                  $     .26
                                                                      =========                  =========
Diluted EPS:

  Income (1)                                                          $   9,784                  $   8,094
   Weighted average common shares outstanding                            28,496                     27,960
   Weighted average common OP Units outstanding                           3,703                      3,542
   Employee stock options                                                    69                        186
                                                                      ---------                  ---------
   Weighted average common shares/OP
      Units - assuming dilution                                          32,268                     31,688
                                                                      ---------                  ---------

  Per share - assuming dilution                                         $   .30                    $   .26
                                                                      ---------                  ---------

(1) Represents income before minority interests less the income allocated to the Preferred OP Units.

                           CHATEAU COMMUNITIES, INC.

                                    -------

4.   Financing:
     ----------
     The following table sets forth certain information regarding debt of the Company at March 31, 2000.

                                 Weighted Average
     Dollars in thousands:        Interest Rate   Maturity Date  Principal Balance
                                  --------------  -------------  -----------------

     Fixed Rate Mortgage Debt              7.62%      2000-2011      $     105,538
     Unsecured Senior Notes                7.41%      2003-2005            270,000
     Unsecured Short-term Note             7.35%           2000             30,000
     Unsecured Lines of Credit             6.95%              -             61,520
     Other notes payable                      -               -              4,033
                                                                          --------

                                                                      $    471,091
                                                                           =======

     On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

     On February 17, 2000, the Company unwound an interest rate hedge that was scheduled to mature April 1, 2000. The Company received approximately $1.5 million, which will lower the effective yield on the above 8.5% unsecured notes by 30 basis points.

     The Company, in February, also entered into a $30 million unsecured short-term note that matures in August of 2000.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three months ended March 31, 2000 and 1999. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                 Core Portfolio                                  Total
                                           ----------------------------                --------------------------
                                               2000                1999                    2000              1999
                                               ----                ----                    ----              ----

Dollars in thousands, except per site

As of March 31,
Number of communities                           163                 163                     165               164
Total manufactured homesites                 51,135              50,781                  51,862            51,076
Occupied sites                               46,724              46,846                  47,367            47,110
Occupancy %                                    91.4%               92.3%                   91.3%             92.2%


For the three months ended March 31,
Rental income                               $45,796             $43,854                 $46,205           $44,170
Property operating expenses                 $15,530             $15,166                 $15,695           $15,298
Net operating income                        $30,266             $28,688                 $30,510           $28,872
Weighted average monthly rent per           $   313             $   299                 $   311           $   299
 site

Comparison of three months ended March 31, 2000 to three months ended March 31, 1999

For the three months ended March 31, 2000, income before minority interests was $11,307,000, an increase of $1,690,000 from the three months ended March 31, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended March 31, 2000 was $46,205,000, an increase of $2,035,000 from the three months ended March 31, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the three months ended March 31, 2000 was 47,391 sites compared with 47,055 sites for the same period in 1999. The occupancy rate was 91.3 percent on 51,862 sites as of March 31, 2000, compared to 92.2 percent on 51,076 sites as of March 31, 1999. The occupancy rate on the stabilized portfolio was 93.1 percent as of March 31, 2000. The stabilized portfolio includes communities where the Company does not have, or has not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2000 was $311 compared with $299 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2000 was $313 compared with $299 for the same period in 1999, an increase of
4.4 percent.

Management fee, interest and other income primarily includes management and transaction fee income for the management of 44 manufactured home communities, equity earnings from the Company's sales subsidiary and interest income on notes receivable and advances to joint ventures/affiliates. The increase of $1,206,000 in the three months ended March 31, 2000 from the same period in 1999 is due primarily to increased interest income from Company funded development projects and increased management and transaction fee income.

Property operating and maintenance expense for the three months ended March 31, 2000 increased by $269,000 or 2.2 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the three months ended March 31, 2000 increased by $489,000 from the same period a year ago. Administrative expense in the first quarter of 2000 was 5.2 percent of revenues as compared to 4.5 percent in 1999.

Depreciation and amortization expense for the three months ended March 31, 2000 increased $482,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first quarter of 2000 remained relatively unchanged from 1999.

Liquidity and Capital Resources

Net cash provided by operating activities was $19,258,000 for the three months ended March 31, 2000, compared with $18,110,000 for the three months ended March 31, 1999. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the three months ended March 31, 2000 was $7,648,000. This was due primarily to $15,134,000 in dividends and distributions paid to common shareholders and OP Unitholders in the first quarter of 2000, the repurchasing of shares for $10,805,000, the payoff of $75 million of Unsecured Senior Notes and net borrowings of $35,797,000 on the Company's lines of credit. These uses were offset partially by the issuance of $100 million of Unsecured Senior Notes and a $30 million short-term note.

On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first quarter, the company repurchased 432,200 shares for approximately $10.8 million.

Net cash used in investing activities for the three months ended March 31, 2000 was $11,832,000. This amount represented joint venture advances, capital expenditures and construction and development costs. For the three months ended March 31, 2000, acquisition costs were $1.9 million, including the acquisition of one manufactured home community with 115 homesites for a purchase price of approximately $1.7 million. Construction and development costs were approximately $3.9 million, recurring property capital expenditures were approximately $1.1 million, and advances to joint ventures and affiliates, including construction costs were $2.6 million. Capital expenditures have historically been financed with cash from operations and it is the Company's intention that such future expenditures will be financed with cash from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of March 31, 2000, approximately $62 million was outstanding under the Credit Facilities and the Company had available $45 million in additional borrowing capacity.

As of March 31, 2000, the Company had outstanding, in addition to the Credit Facilities, $270 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.4 percent and 4.5 years, respectively, and $106 million of secured mortgage debt with a weighted average interest rate and maturity of 7.6 percent and 1.5 years, respectively, and an unsecured short-term note of $30 million, with an interest rate of 7.35 percent, and maturity in August 2000. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.5 percent and 3.7 years, respectively.

The Company has another $86 million of debt maturing in 2000, which it expects to repay with the proceeds from the issuance of secured or unsecured debt depending on the current market conditions.

In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient cash from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness, and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

The Company expects to meet its short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under the Credit Facilities and other lines of credit.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income of the Company without giving effect to gains (or losses) from debt restructuring and sales of property, and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. FFO is calculated as follows:


                                                For the Quarter
                                                ended March 31,
                                              -------------------

                                                  2000     1999
                                                -------  -------

Income before minority interests                $11,307  $ 9,617

Plus:
    Depreciation and amortization                10,805   10,323
    Loss on sale of property                          -      336

Less:
    Depreciation expense on corporate assets         91       65
    Distribution on Preferred OP Units            1,523    1,523
                                                -------  -------
FFO                                             $20,498  $18,688
                                                =======  =======


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of March 31, 2000.

                                                                                           Weighted
                                                                                            Average
                                                    Amount of          Percent of          Interest         Maturity
                                                   Indebtedness        Total Debt            Rate             Date
                                                   ------------        ----------            ----             ----

(dollars in thousands)
Mortgage Debt:

Del Tura                                               $ 31,268              6.7%           8.40%             2000
Other (8 properties)                                     19,536              4.2%           7.68%        2002-2011
Pacific Life (36 properties)                             54,734             11.7%           7.16%             2000
                                                       --------             ----            ----

   Total Mortgage                                       105,538             22.6%           7.62%

Unsecured Debt:

Unsecured Senior Notes                                   70,000             15.0%           7.52%             2003
Unsecured Senior Notes                                  100,000             21.4%           6.44%             2004
Unsecured Senior Notes                                  100,000             21.4%           8.30%             2005
                                                       --------             ----            ----

   Total Unsecured                                      270,000             57.8%           7.41%
                                                       --------             ----            ----
   Total Fixed Rate                                     375,538             80.4%           7.47%

Variable Rate Debt:
Unsecured Short-Term Note                                30,000              6.4%           7.35%             2000
Credit Facilities                                        61,520             13.2%           6.95%
                                                       --------             ----            ----
    Total Variable Debt                                  91,520             19.6%           7.15%

   Total Secured and Unsecured Debt                    $467,058
                                                       ========

Based on the amount outstanding under the Credit Facilities at March 31, 2000 of $61,520,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the three months ended March 31, 2000, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $154,000.

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

The following table sets forth certain information, as of March 31, 2000, regarding the Properties.


*  These properties are included in the Active Expansion Portfolio.

                                                                          Total                          Weighted
                                                                        Number of    Occupancy as     Average Monthly
                                          Location          Total         Sites           of           Rent per Site
          Community          State   (Closest Major City) Communities    3/31/00        3/31/00           3/31/00
 --------------------------------------------------------------------------------------------------------------------
   100 Oaks                  AL       Fultondale                              230             92%                $214
   Lakewood                  AL       Montgomery                              310             80%                $177
   Green Park South          AL       Montgomery                              417             95%                $255
              Total Alabama                                         3         957             89%                $220
   Bermuda Palms             CA       Palm Springs                            185             97%                $355
   Eastridge                 CA       San Jose                                187             99%                $660
   La Quinta Ridge           CA       Palm Springs                            152             95%                $406
   The Colony                CA       Palm Springs                            220             97%                $631
   The Orchard               CA       San Francisco                           233            100%                $602
     Total California                                               5         977             98%                $542
   CV-Denver                 CO       Denver                                  345             94%                $377
   CV-Longmont               CO       Longmont                                310             99%                $387
   Friendly Village          CO       Greeley                                 226            100%                $292
   Pine Lakes Ranch          CO       Denver                                  762             98%                $343
   Redwood Estates           CO       Denver                                  753             98%                $349
             Total Colorado                                         5       2,396             98%                $351
   Cedar Grove               CT       New Haven                                60             98%                $299
   Evergreen                 CT       New Haven                               102             95%                $303
   Green Acres               CT       New Haven                                64             95%                $298
   Highland                  CT       New Haven                                50             94%                $315
          Total Connecticut                                         4         276             96%                $303
   Anchor North              FL       Tampa Bay                                94             96%                $270
   Audubon                   FL       Orlando                                 280             99%                $268
   Colony Cove               FL       Sarasota                              2,211            100%                $354
   Conway Circle             FL       Orlando                                 111             95%                $307
   Crystal Lake              FL       St. Petersburg                          166             90%                $271
*  Crystal Lakes             FL       Tampa                                   330             56%                $156
   CV-Jacksonville           FL       Jacksonville                            643             92%                $311
   Del Tura                  FL       Fort Myers                            1,344             88%                $420
   Eldorado Estates          FL       Daytona Beach                           126             98%                $272

                                                                          Total                          Weighted
                                                                        Number of    Occupancy as     Average Monthly
                                          Location          Total         Sites           of           Rent per Site
          Community          State   (Closest Major City) Communities    3/31/00        3/31/00           3/31/00
 --------------------------------------------------------------------------------------------------------------------
   Emerald Lake              FL      Fort Myers                               201            100%              $295
   Fairways Country Club     FL      Orlando                                1,141             99%              $302
*  Foxwood Farms             FL      Orlando                                  375             77%              $209
   Hidden Valley             FL      Orlando                                  303             99%              $312
   Indian Rocks              FL      Clearwater                               148             68%              $259
   Jade Isle                 FL      Orlando                                  101             97%              $317
   Lakeland Harbor           FL      Tampa                                    504            100%              $257
   Lakeland Junction         FL      Tampa                                    191            100%              $201
   Lakes at Leesburg         FL      Orlando                                  640            100%              $291
   Land O' Lakes             FL      Orlando                                  173             99%              $260
   Midway Estates            FL      Vero Beach                               204             75%              $362
   Oak Springs               FL      Orlando                                  438             73%              $252
   Orange Lake               FL      Orlando                                  242             96%              $259
   Palm Beach Colony         FL      West Palm Beach                          285             92%              $313
   Pedaler's Pond            FL      Orlando                                  214             85%              $205
   Pinellas Cascades         FL      Clearwater                               238             92%              $381
   Shady Lane                FL      Clearwater                               108             94%              $272
   Shady Oak                 FL      Clearwater                               250             97%              $330
   Shady Village             FL      Clearwater                               156             95%              $288
   Southwind Village         FL      Naples                                   338             92%              $314
   Starlight Ranch           FL      Orlando                                  783             95%              $307
   Tarpon Glen               FL      Clearwater                               170             87%              $308
   Town & Country            FL      Orlando                                   73             97%              $324
   Whispering Pines          FL      Clearwater                               392             96%              $362
   Winter Haven Oaks         FL      Orlando                                  343             52%              $214
              Total Florida                                        34      13,316             92%              $310
   Atlanta Meadows           GA      Atlanta                                   75             99%              $236
*  Butler Creek              GA      Augusta                                  376             82%              $195
   Camden Point              GA      Kingsland                                268             60%              $160
   Castlewood Estates        GA      Atlanta                                  334             85%              $339
   Colonial Coach Estates    GA      Atlanta                                  481             87%              $294
   Golden Valley             GA      Atlanta                                  131             95%              $258
   Landmark                  GA      Atlanta                                  524             94%              $284
   Marnelle                  GA      Atlanta                                  205             96%              $277
   Oak Grove Estates         GA      Albany                                   174             94%              $140
   Paradise Village          GA      Albany                                   226             83%              $152
              Total Georgia                                        10       2,794             86%              $246
   Lakewood Estates          IA      Davenport                                180             92%              $251
   Terrace Heights           IA      Dubuque                                  317             95%              $260
                 Total Iowa                                         2         497             94%              $257
   Coach Royale              ID      Boise                                     91             98%              $287
   Maple Grove Estates       ID      Boise                                    270             93%              $301
   Shenandoah Estates        ID      Boise                                    154             96%              $290
                Total Idaho                                         3         515             95%              $295
   Falcon Farms              IL      Moline                                   215             92%              $233
   Maple Ridge               IL      Kankaee                                   75            100%              $261
   Maple Valley              IL      Kankakee                                 201            100%              $261
             Total Illinois                                         3         491             96%              $248
*  Broadmore                 IN      South Bend                               356             87%              $247
   Forest Creek              IN      South Bend                               167             99%              $301

                                                                          Total                          Weighted
                                                                        Number of    Occupancy as     Average Monthly
                                          Location          Total         Sites           of           Rent per Site
          Community          State   (Closest Major City) Communities    3/31/00        3/31/00           3/31/00
 --------------------------------------------------------------------------------------------------------------------
*  Fountainvue               IN      Marion                                   120             90%                $161
   Hickory Knoll             IN      Indianapolis                             326             98%                $303
   Mariwood                  IN      Indianapolis                             296             93%                $302
   Oak Ridge                 IN      South Bend                               204             98%                $255
   Pendleton                 IN      Indianapolis                             102             96%                $223
   Sherwood                  IN      Marion                                    89             74%                $152
   Skyway                    IN      Indianapolis                             156             95%                $306
   Twin Pines                IN      Goshen                                   238             97%                $236
              Total Indiana                                     10          2,054             93%                $262
   Mosby's Point             KY      Cincinnati                               150             97%                $300
   Rolling Hills             KY      Louisville                               158             94%                $213
             Total Kentucky                                      2            308             95%                $255
   Pinecrest Village         LA      Shreveport                               445             72%                $159
   Stonegate, LA             LA      Shreveport                               157             94%                $178
            Total Louisiana                                      2            602             78%                $164
   Hillcrest                 MA      Boston                                    83             96%                $320
   Leisurewoods Rockland     MA      Boston                                   394             99%                $317
*  Leisurewoods Taunton      MA      Boston                                   182             81%                $292
   The Glen                  MA      Boston                                    36            100%                $399
        Total Massachusetts                                      4            695             94%                $315
   Algoma Estates            MI      Grand Rapids                             308             91%                $302
*  Anchor Bay                MI      Detroit                                1,384             96%                $349
   Arbor Village             MI      Jackson                                  266             97%                $250
   Avon                      MI      Detroit                                  617             99%                $406
   Canterbury Estates        MI      Grand Rapids                             290             57%                $251
   Chesterfield              MI      Detroit                                  345             97%                $368
   Chestnut Creek            MI      Flint                                    221             77%                $278
   Clinton                   MI      Detroit                                1,000             97%                $369
   Colonial Acres            MI      Kalamazoo                                612             95%                $293
   Colonial Manor            MI      Kalamazoo                                195             95%                $280
   Country Estates           MI      Grand Rapids                             254             93%                $277
   Cranberry                 MI      Pontiac                                  232             98%                $362
   Ferrand Estates           MI      Grand Rapids                             420             97%                $337
*  Forest Lake Estates       MI      Grand Rapids                             221             80%                $283
*  Grand Blanc               MI      Flint                                    478             87%                $331
   Holiday Estates           MI      Grand Rapids                             205             98%                $324
   Howell                    MI      Lansing                                  455             97%                $374
   Huron Estates             MI      Flint                                    111             83%                $221
   Lake in the Hills         MI      Detroit                                  238            100%                $385
*  Leonard Gardens           MI      Grand Rapids                             271             77%                $276
   Macomb                    MI      Detroit                                1,426             98%                $374
   Norton Shores             MI      Grand Rapids                             656             86%                $256
   Novi                      MI      Detroit                                  725             95%                $414
   Oakhill                   MI      Flint                                    504             89%                $359
   Old Orchard               MI      Flint                                    200             99%                $329
   Orion                     MI      Detroit                                  423             97%                $347
   Pinewood                  MI      Columbus                                 380             98%                $307
   Pleasant Ridge            MI      Lansing                                  305             79%                $228
   Royal Estates             MI      Kalamazoo                                183             93%                $322
   Science City              MI      Midland                                  171             95%                $292

                                                                          Total                          Weighted
                                                                        Number of    Occupancy as     Average Monthly
                                          Location          Total         Sites           of           Rent per Site
          Community          State   (Closest Major City) Communities    3/31/00        3/31/00           3/31/00
 --------------------------------------------------------------------------------------------------------------------
   Springbrook               MI      Utica                                    398             96%                $337
   Sun Valley                MI      Jackson                                  197             96%                $249
   Swan Creek                MI      Ann Arbor                                294             99%                $345
*  The Highlands             MI      Flint                                    683             90%                $305
   Torrey Hills              MI      Flint                                    346             95%                $349
   Valley Vista              MI      Grand Rapids                             137             91%                $325
   Villa                     MI      Flint                                    319             94%                $346
*  Westbrook                 MI      Detroit                                  299             65%                $370
   Yankee Spring             MI      Grand Rapids                             284             92%                $252
             Total Michigan                                        39      16,053             93%                $333
   Cedar Knolls              MN      Minneapolis                              458             97%                $404
   Cimmaron                  MN      St. Paul                                 505             99%                $403
   Rosemount                 MN      Minneapolis/St. Paul                     182            100%                $389
   Twenty-Nine Pines         MN      St. Paul                                 152             91%                $317
            Total Minnesota                                         4       1,297             97%                $391
*  Springfield Farms         MO      Springfield                              134             75%                $177
             Total Missouri                                         1         134             75%                $177
   Countryside Village G.F.  MT      Great Falls                              226             98%                $202
              Total Montana                                         1         226             98%                $202
   Autumn Forest             NC      Greensboro                               299             90%                $229
   Foxhall Village           NC      Raleigh                                  315             93%                $276
   Oakwood Forest            NC      Greensboro                               481             85%                $263
   Woodlake                  NC      Greensboro                               308             96%                $239
       Total North Carolina                                         4       1,403             91%                $247
   Buena Vista               ND      Fargo                                    400             96%                $270
   Columbia Heights          ND      Grand Forks                              302             99%                $282
   President's Park          ND      Grand Forks                              174             86%                $231
   Meadow Park               ND      Fargo                                    117             94%                $208
         Total North Dakota                                         4         993             92%                $250
   Casual Estates            NY      Syracuse                                 961             68%                $321
   Meadowbrook               NY      Ithaca                                   237             65%                $268
   Oak Orchard Estates       NY      Rochester                                235             91%                $288
   Shadybrook                NY      Syracuse                                  89             67%                $321
             Total New York                                         4       1,522             71%                $307
*  Hunter's Chase            OH      Lima                                     135             48%                $171
   Vance                     OH      Columbus                                 110             95%                $229
   Willo-Arms                OH      Cleveland                                262            100%                $205
   Yorktowne                 OH      Cincinnati                               354             96%                $330
                 Total Ohio                                         4         861             90%                $254
   Crestview                 OK      Stillwater                               237             84%                $205
             Total Oklahoma                                         1         237             84%                $205
   Knoll Terrace             OR      Salem                                    212             95%                $359
   Riverview                 OR      Portland                                 133             99%                $408
               Total Oregon                                         2         345             97%                $378
*  Carnes Crossing           SC      Summerville                              535             97%                $180
*  Conway Plantation         SC      Myrtle Beach                             299             68%                $181
   Saddlebrook               SC      Charleston                               426             98%                $202
       Total South Carolina                                         3       1,260             90%                $188
*  Eagle Creek               TX      Tyler                                    198             59%                $153

                                                                           Total                          Weighted
                                                                        Number of    Occupancy as     Average Monthly
                                          Location          Total         Sites           of           Rent per Site
          Community          State   (Closest Major City) Communities    3/31/00        3/31/00           3/31/00
 --------------------------------------------------------------------------------------------------------------------
   Homestead Ranch           TX     McAllen                                  126            83%                  $221
   Leisure World             TX     Brownsville                              201            92%                  $213
   The Homestead             TX     McAllen                                   99            96%                  $226
   Trail's End               TX     Brownsville                              299            84%                  $208
                Total Texas                                       5          923            81%                  $201
*  Regency Lakes             VA     Winchester                               384            77%                  $214
             Total Virginia                                       1          384            77%                  $214
   Eagle Point               WA     Seattle                                  230            98%                  $454
           Total Washington                                       1          230            98%                  $454
   Breazeale                 WY     Laramie                                  116            97%                  $242
              Total Wyoming                                       1          116            97%                  $242

   Totals                                                       162       51,862          91.3%                  $311

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits and Index of Exhibits
                (27)     Financial Data Schedule

           (b)  Reports on Form 8-K
                The Company filed a Form 8-K on February 25, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 12th day of May, 2000.

                                              CHATEAU COMMUNITIES, INC.



                                              By:   /s/ Tamara D. Fischer
                                                   ----------------------------
                                                   Tamara D. Fischer
                                              Executive Vice President
                                              and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                             Financial and Accounting Officer)