Form 10-Q
period 2000-06-30
CHATEAU COMMUNITIES INC
filed 2000-08-14
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
                                                -------------

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

The number of shares outstanding of Registrant's Common Stock, $0.01 par value, on August 10, 2000 was 28,467,205 shares.

                           CHATEAU COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three
          and Six Months Ended June 30, 2000 and 1999                      1
         Condensed Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999                                            2
         Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2000 and 1999                              3
         Notes to Condensed Consolidated Financial Statements             4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12

PART II. OTHER INFORMATION                                               13-19

SIGNATURES                                                                 20

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                           CHATEAU COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                        Three Months Ended                       Six Months Ended
                                                              June 30                                 June 30
                                             ---------------------------------------    ----------------------------------------
                                                    2000                 1999                2000                   1999
                                             ------------------     ----------------     ---------------     ------------------
Revenues:
   Rental income                             $           46,190     $         44,119     $        92,395     $           88,289
   Interest income                                        2,290                1,394               4,468                  2,637
   Management fee and other income                        2,294                1,324               2,760                  1,519
                                             ------------------     ----------------     ---------------     ------------------
                                                         50,774               46,837              99,623                 92,445
Expenses:
     Property operating and maintenance                  12,930               12,482              25,291                 24,574
     Real estate taxes                                    3,333                3,167               6,667                  6,373
     Depreciation and amortization                       10,602               10,326              21,407                 20,649
     Administrative                                       2,535                2,235               5,096                  4,307
     Interest and related amortization                    8,767                8,127              17,248                 16,089
                                             ------------------     ----------------     ---------------     ------------------
                                                         38,167               36,337              75,709                 71,992
                                             ------------------     ----------------     ---------------     ------------------

Income before net gain on sales of properties
   and minority interests                                12,607               10,500              23,914                 20,453
Net gain on sales of properties                              --                3,141                  --                  2,805
                                             ------------------     ----------------     ---------------     ------------------
Income before minority interests                         12,607               13,641              23,914                 23,258

Less income allocated to minority interests:
     Preferred OP Units                                   1,524                1,524               3,047                  3,047
     Common OP Units                                      1,256                1,346               2,383                  2,258
                                             ------------------     ----------------     ---------------     ------------------

     Net income available to common
      shareholders                           $            9,827     $         10,771     $        18,484     $           17,953
                                             ==================     ================     ===============     ==================

Per share/OP Unit information
     Basic earnings per common share         $               35     $            .38     $           .65     $              .64
                                             ==================     ================     ===============     ==================


     Diluted earnings per common share       $              .34     $            .38     $           .65     $              .64
                                             ==================     ================     ===============     ==================


     Dividend/distribution declared per
      common share/OP Unit outstanding       $             .515     $           .485     $          1.03     $              .97
                                             ==================     ================     ===============     ==================


     Weighted average common shares
        outstanding - basic                              28,458               28,078              28,477                 28,020
                                             ==================     ================     ===============     ==================


     Weighted average common shares
        and OP Units outstanding -
        assuming dilution                                32,143               31,748              32,189                 31,716
                                             ==================     ================     ===============     ==================

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                           June 30,    December 31,
                                                                             2000          1999
                                                                         ----------    -----------
                                   ASSETS
Rental property:
 Land                                                                    $  138,472    $   135,811
 Land and improvements for expansion sites                                   31,265         23,320
 Depreciable property                                                       905,297        896,319
                                                                         ----------    -----------
                                                                          1,075,034      1,055,450
   Less accumulated depreciation                                            213,175        192,015
                                                                         ----------    -----------

   Net rental property                                                      861,859        863,435

Cash and cash equivalents                                                       272            348
Rents, notes and other receivables                                           18,608         11,742
Investment in and advances to affiliates                                    105,776         97,761
Prepaid expenses and other assets                                            10,950          8,387
                                                                         ----------    -----------

    Total assets                                                         $  997,465    $   981,673
                                                                         ==========    ===========

                            LIABILITIES

Debt                                                                     $  486,900    $   452,556
Accrued interest payable                                                      4,632          5,284
Accounts payable and accrued expenses                                        17,237         17,688
Rents received in advance and security deposits                               7,941          7,044
Dividends and distributions payable                                          17,498         16,139
                                                                         ----------    -----------

    Total liabilities                                                       534,208        498,711

Minority interests in Operating Partnership                                 118,581        121,142

                         SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares
 authorized; no shares issued or outstanding
Common stock; $.01 par value, 90 million shares authorized;
 28,467,205 and 28,424,900 shares issued and outstanding
 at June 30, 2000 and December 31, 1999, respectively                           285            284
Additional paid-in capital                                                  444,842        446,231
Dividends in excess of accumulated earnings                                 (87,813)       (76,647)
Notes receivable from officers, 577,432 and 406,569 shares
  at June 30, 2000 and December 31, 1999, respectively                      (12,638)        (8,048)
                                                                         ----------    -----------
    Total shareholders' equity                                              344,676        361,820
                                                                         ----------    -----------

     Total liabilities and shareholders' equity                          $  997,465    $   981,673
                                                                         ==========    ===========


   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.
                            (DOLLARS IN THOUSANDS)




                                                                      Six Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                       2000      1999
                                                                    ---------   --------
Cash flows from operating activities:
 Net income                                                         $  18,484   $ 17,953
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Gain on sales of properties                                               -     (2,805)
  Income attributable to minority interests                             2,383      2,258
  Depreciation and amortization                                        21,407     20,649
  Amortization of debt issuance costs                                     282        407
  Increase in operating assets                                         (5,720)    (4,153)
  (Decrease) increase in operating liabilities                           (206)      (460)
                                                                    ---------   --------

    Net cash provided by operating activities                          36,630     33,849

Cash flows from financing activities:
 Borrowings on the line of credit                                     168,376     43,201
 Payments on the line credit                                         (218,579)   (10,267)
 Payoff of mortgages and other debt                                  (160,824)    (8,050)
 Mortgage principal payments                                             (705)      (703)
 Dividends/distributions to shareholders/OP Unitholders               (31,708)   (26,823)
 Common shares/OP Units reacquired and retired                        (11,323)         -
 Proceeds from the issuance of debt                                   245,295          -
 Payment of debt issuance costs                                          (447)         -
 Exercise of common stock options and other financing activities          731      1,626
                                                                    ---------   --------

    Net cash used in financing activities                              (9,184)    (1,016)

Cash flows from investing activities:
 Acquisition of rental properties                                      (1,972)    (5,706)
 Additions to rental property                                         (15,064)    (7,659)
 Disposition of rental property                                             -      9,620
 Other investments                                                     (2,471)         -
 Investment in and advances to joint ventures/affiliates               (8,015)   (22,795)
                                                                    ---------   --------

    Net cash used in investing activities                             (27,522)   (26,540)
                                                                    ---------   --------

Decrease in cash and cash equivalents                                     (76)     6,293
Cash and cash equivalents, beginning of period                            348        450
                                                                    ---------   --------
Cash and cash equivalents, end of period                            $     272   $  6,743
                                                                    =========   ========

Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in connection
 with acquisitions/development                                      $     551   $    890
                                                                    =========   ========



   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:
    ----------------------

    The accompanying unaudited condensed consolidated financial statements of Chateau Communities, Inc. (the "Company"), a real estate investment trust ("REIT"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Certain reclassifications of prior year data have been made to conform with current year presentation. The year-end condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Rental Property
    ---------------

    On February 1, 2000, the Company purchased a manufactured home community located in Pelham, Alabama with 115 homesites for a purchase price of approximately $1.7 million.

3.  Common Stock and Related Transactions:
    --------------------------------------

    On May 18, 2000, the Company declared a cash dividend/distribution of $.515 per share/OP Unit to shareholders and OP Unitholders of record as of June 30, 2000. The dividend/distribution was paid on July 14, 2000, and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 2000.

    On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first six months, the Company repurchased 453,900 shares for approximately $11.3 million.

    On February 24, 2000, the Company declared a cash dividend/distribution of $.515 per share/OP Unit to shareholders and OP Unitholders of record as of March 31, 2000. The dividend/distribution was paid on April 14, 2000.

    On December 3, 1999, the Company declared a cash dividend/distribution of $.485 per share/OP Unit to shareholders and OP Unitholders of record as of December 27, 1999. The dividend/distribution was paid on January 17, 2000, and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of December 31, 1999.

                           CHATEAU COMMUNITIES, INC.

                                  __________

3.  Common Stock and Related Transactions, continued:
    -------------------------------------------------



(In thousands, except per share data)                                For the Three             For the Six
                                                                     Months Ended              Months Ended
                                                                        June 30,                  June 30
                                                                  --------------------       -------------------
                                                                   2000         1999          2000        1999
Basic EPS:

 Income (1)                                                       $11,083      $12,117       $20,867     $20,211
                                                                  =======      =======       =======     =======
 Weighted average common shares outstanding                        28,458       28,078        28,477      28,020
 Weighted average common OP Units outstanding                       3,638        3,497         3,671       3,521
                                                                  -------      -------       -------     -------
 Weighted average common shares/OP Units - Basic                   32,096       31,575        32,148      31,541
                                                                  =======      =======       =======     =======
 Per share - basic                                                $   .35      $   .38       $   .65     $   .64
                                                                  =======      =======       =======     =======
Diluted EPS:

 Income (1)                                                       $11,083      $12,117       $20,867     $20,211
                                                                  =======      =======       =======     =======
 Weighted average common shares outstanding                        28,458       28,078        28,477      28,020
 Weighted average common OP Units outstanding                       3,638        3,497         3,671       3,521
 Employee stock options                                                47          173            41         175
                                                                  -------      -------       -------     -------
 Weighted average common shares/OP Units -
     assuming dilution                                             32,143       31,748        32,189      31,716
                                                                  =======      =======       =======     =======
 Per share - assuming dilution                                    $   .34      $   .38       $   .65     $   .64
                                                                  =======      =======       =======     =======


(1) Represents income before minority interests less the income allocated to the Preferred OP Units.

                           CHATEAU COMMUNITIES, INC.

                                    -------

4.  Financing:
    ----------

    The following table sets forth certain information regarding debt of the Company at June 30, 2000.




                                                Weighted Average
Dollars in thousands:                            Interest Rate   Maturity Date  Principal Balance
                                                 --------------  -------------  -----------------

    Fixed Rate Mortgage Debt (15 properties)            7.81 %      2002-2011           $135,611
    Unsecured Senior Notes                              7.41 %      2003-2005            270,000
    Unsecured Short-term Note                           7.35 %           2000             30,000
    Unsecured Lines of Credit                           7.59 %              -             47,114
    Other notes payable                                     -               -              4,175
                                                                                ----------------
                                                                                        $486,900
                                                                                ================

    On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

    On February 17, 2000, the Company unwound an interest rate hedge that was scheduled to mature April 1, 2000. The Company received approximately $1.5 million, which lowered the effective yield on the above 8.5% unsecured notes by 30 basis points.

    The Company, in February, also entered into a $30 million unsecured short-term note that matures in August of 2000.

    On June 15, 2000 the Company issued $116 million of 7.8% fixed rate mortgage debt due June 14, 2010. The mortgage debt is collateralized by seven properties. The proceeds from this issuance were used to repay approximately $85.8 million of mortgage debt, which was scheduled to mature in June and August. The mortgage debt that was repaid was collateralized by 37 properties. The remaining proceeds were used to repay a portion of the borrowings on the lines of credit.

5.  Subsequent Event
    ----------------

    On August 2, 2000, the Company issued $50 million of 8.0% unsecured senior notes due August 1, 2003. The Company received net proceeds of approximately $49.9 million. The proceeds were used to repay the $30 million unsecured short-term note discussed above and the remaining funds were used to repay a portion of the borrowings on the line of credit.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and six months ended June 30, 2000 and 1999. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                Core Portfolio                                  Total
                                            ---------------------------                 -------------------------
                                              2000                1999                    2000              1999
                                            -------             -------                 -------           -------
Dollars in thousands, except per site

As of June 30,
Number of communities                           164                 164                     165               164
Total manufactured homesites                 51,496              51,156                  51,913            51,156
Occupied sites                               47,014              47,165                  47,413            47,165
Occupancy %                                    91.3%               92.2%                   91.3%             92.2%

For the three months ended June 30,
Rental income                               $45,872             $44,047                 $46,190           $44,119
Property operating expenses                 $16,155             $15,584                 $16,263           $15,649
Net operating income                        $29,717             $28,463                 $29,927           $28,470
Weighted average monthly rent per           $   314             $   300                 $   313           $   300
 site


For the six months ended June 30,
Rental income                               $91,527             $87,809                 $92,395           $88,289
Property operating expenses                 $31,634             $30,718                 $31,958           $30,947
Net operating income                        $59,893             $57,091                 $60,437           $57,342
Weighted average monthly rent               $   314             $   300                 $   312           $   300
  per site


Comparison of three months ended June 30, 2000 to three months ended June 30,
1999

For the three months ended June 30, 2000, income before net gain on sales of properties and minority interests was $12,607,000, an increase of $2,107,000 from the three months ended June 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended June 30, 2000 was $46,190,000, an increase of $2,071,000 from the three months ended June 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the three months ended June 30, 2000 was 47,385 sites compared with 47,172 sites for the same period in 1999. The occupancy rate was 91.3 percent on 51,913 sites as of June 30, 2000, compared to 92.2 percent on 51,156 sites as of June 30, 1999. The occupancy rate on the stabilized portfolio was 92.9 percent as of June 30, 2000. The stabilized portfolio includes communities where the Company does not have, or has not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2000 was $313 compared with $300 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2000 was $314 compared with $300 for the same period in 1999, an increase of
4.5 percent.

Management fee and other income primarily includes management and transaction fee income for the management of 44 manufactured home communities, and equity earnings from the Company's sales subsidiary. The increase of $970,000 is due to increased transaction and management fee income, as well as increased home sales. Interest income primarily includes interest on notes receivable and advances to joint ventures/affiliates. The increase of $896,000 in the three months ended June 30, 2000 from the same period in 1999 is due primarily to increased interest income from Company funded development projects, as well as increases in interest rates.

Total property operating expenses for the three months ended June 30, 2000 increased by $614,000 or 3.9 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the three months ended June 30, 2000 increased by $300,000 from the same period a year ago. Administrative expense in the second quarter of 2000 was 5.0 percent of revenues as compared to 4.8 percent in 1999.

Interest and related amortization increased $640,000 for the three months ended June 30, 2000 from 1999. The weighted average interest rate increased to 7.6% from 7.4%.

Depreciation and amortization expense for the three months ended June 30, 2000 increased $276,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the second quarter of 2000 remained relatively unchanged from 1999.

Comparison of six months ended June 30, 2000 to six months ended June 30, 1999

For the six months ended June 30, 2000, income before net gain on sales of properties and minority interests was $23,914,000, an increase of $3,461,000 from the six months ended June 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the six months ended June 30, 2000 was $92,395,000, an increase of $4,106,000 from the six months ended June 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the six months ended June 30, 2000 was 47,388 sites compared with 47,139 sites for the same period in 1999. On a per site basis, weighted average monthly rental revenue for the six months ended June 30,

2000 was $312 compared with $300 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the six months ended June 30, 2000 was $314 compared with $300 for the same period in 1999, an increase of 4.4 percent.

Management fee and other income increased $1,241,000 due to increased transaction and management fee income, as well as increased home sales. The increase in interest income of $1,831,000 for the six months ended June 30, 2000 from the same period in 1999 is due primarily to increased Company funded development projects, as well as increase s in interest rates.

Total property operating and maintenance expense for the six months ended June 30, 2000 increased by $1,011,000 or 3.3 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

Administrative expense for the six months ended June 30, 2000 increased by $789,000 from the same period a year ago. Administrative expense in the first six months of 2000 was 5.1 percent of revenues as compared to 4.7 percent in 1999.

Interest and related amortization for the six months ended June 30, 2000 increased $1,159,000 or 7.2 percent. The weighted average interest rate increased to 7.5% from 7.3%.

Depreciation and amortization expense for the six months ended June 30, 2000 increased $758,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first six months of 2000 remained relatively unchanged from 1999.


Liquidity and Capital Resources

Net cash provided by operating activities was $36,630,000 for the six months ended June 30, 2000, compared with $33,849,000 for the six months ended June 30, 1999. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in financing activities for the six months ended June 30, 2000 was $9,184,000. Net cash used in financing activities consisted primarily of the payoff of $160.8 million of debt, net payments of $50.2 million on the Company's lines of credit, $31.7 million in dividends and distributions and $11.3 million for the repurchase of common stock. Partially offsetting these uses was the proceeds of $245.3 million from the issuance of debt.

On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its lines of credit.

On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first six months, the Company repurchased 453,900 shares for approximately $11.3 million.

The Company, in February, also entered into a $30 million unsecured short-term note that matures in August of 2000.

On June 15, 2000, the Company issued $116 million of 7.8% fixed rate mortgage debt due June 14, 2010. The mortgage debt is collateralized by seven properties. The proceeds from this issuance were used to repay approximately $85.8 million of mortgage debt, which was scheduled to mature in June and August. The mortgage debt that was repaid was collateralized by 37 properties. The remaining proceeds were used to repay a portion of the borrowings on the lines of credit.

Net cash used in investing activities for the six months ended June 30, 2000 was $27,522,000. This amount represented primarily joint venture advances, capital expenditures and construction and development costs. For the six months ended June 30, 2000, acquisition costs were approximately $2.0 million, including the acquisition of one manufactured home community with 115 homesites for a purchase price of approximately $1.7 million. Construction and development costs were approximately $8.3 million, recurring property capital expenditures were approximately $3.1 million, and advances to joint ventures and affiliates, including construction costs were $8.0 million. Capital expenditures have historically been financed with cash from operations and it is the Company's intention that such future expenditures will be financed with cash from operations.

The Company has available a line of credit with Bank One, N.A., acting as lead agent, for $100 million (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of June 30, 2000, approximately $47 million was outstanding under the Credit Facilities and the Company had available $60 million in additional borrowing capacity.

As of June 30, 2000, the Company had outstanding, in addition to the Credit Facilities, $270 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.4 percent and 4.3 years, respectively, and $136 million of secured mortgage debt with a weighted average interest rate and maturity of 7.8 percent and 9.5 years, respectively, and an unsecured short-term note of $30 million, with an interest rate of 7.35 percent. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.5 percent and 6.0 years, respectively.

On August 2, 2000, the Company issued $50 million of 8.0% unsecured senior notes due August 1, 2003. The Company received net proceeds of approximately $49.9 million. The proceeds were used to repay the $30 million unsecured short-term note discussed above and the remaining funds were used to repay a portion of the borrowings on the lines of credit.

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



                                                          For the Quarter                           For the Six Months
                                                           Ended June 30,                              Ended June 30,
                                                ----------------------------------           --------------------------------
                                                      2000               1999                    2000               1999
                                                ---------------     --------------           -------------     --------------
Income before minority interests                        $12,607            $13,641                 $23,914            $23,258

Plus:
    Depreciation and amortization                        10,602             10,326                  21,407             20,649

Less:
    Depreciation expense on corporate assets                125                 65                     215                130
    Distribution on Preferred OP Units                    1,524              1,524                   3,047              3,047
    Net gain on sales of properties                           -              3,141                       -              2,805
                                                ---------------     --------------           -------------     --------------
FFO                                                     $21,560            $19,237                 $ 2,059            $37,925
                                                ===============     ==============           =============     ==============



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of June 30, 2000.

                                                  Amount of             Percent of           Weighted Average       Maturity
                                                 Indebtedness           Total Debt             Interest Rate          Date
                                                ---------------     ---------------        -------------------    --------------
(dollars in thousands)
Mortgage Debt:

Collateral Mortgage (7 Properties)                     $116,161               24.1%                       7.83%             2010
Other (8 properties)                                     19,450                4.0%                       7.67%        2002-2011
                                                       --------               ----                        ----

   Total Mortgage                                       135,611               28.1%                       7.81%

Unsecured Debt:

Unsecured Senior Notes                                   70,000               14.5%                       7.52%             2003
Unsecured Senior Notes                                  100,000               20.7%                       6.44%             2004
Unsecured Senior Notes                                  100,000               20.7%                       8.30%             2005
                                                       --------               ----                        ----

   Total Unsecured                                      270,000               55.9%                       7.41%
                                                       --------               ----                        ----
   Total Fixed Rate                                     405,611               84.0%                       7.54%

Variable Rate Debt:
Unsecured Short-Term Note                                30,000                6.2%                       7.35%             2000
Credit Facilities                                        47,114                9.8%                       7.59%
                                                       --------               ----                        ----
    Total Variable Debt                                  77,114               16.0%                       7.50%
                                                       --------
   Total Secured and Unsecured Debt                    $482,725
                                                       ========

Based on the amount outstanding under the Credit Facilities at June 30, 2000 of $47,114,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the six months ended June 30, 2000, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $236,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

               On May 18, 2000, the Company held its annual meeting of shareholders. The following matters were voted upon at the meeting:

          1. The election of the following Class I directors named in the proxy statement:

                                  Abstentions and
                                     Votes for     Votes against  Broker Non-votes
                                  ---------------  -------------  ----------------

          Gebran S. Anton, Jr.         21,204,306              0            42,389
          Rhonda G. Hogan              21,210,524              0            36,171
          James M. Lane                21,202,019              0            44,676
          Gary P. McDaniel             21,211,676              0            35,019


Class II directors (C.G. ("Jeff") Kellogg, Edward R. Allen, James M. Hankins and Donald E. Miller), and Class III directors (John A. Boll, James L. Clayton, and Steven G. Davis) also continued in office as directors after the meeting.

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

The following table sets forth certain information, as of June 30, 2000, regarding the Properties.

*  These properties are included in the Active Expansion Portfolio.

                                                                             Total                    Weighted
                                                                           Number of   Occupancy   Average Monthly
                                       Location                Total         Sites       as of      Rent per Site
    Community               State    (Closest Major City)    Communities    6/30/00     6/30/00        6/30/00
  ---------------------------------------------------------------------------------------------------------------
    100 Oaks                  AL     Fultondale                                 230         91%          $    222
    Greenpark South           AL     Montgomery                                 416         96%          $    258
    Lakewood                  AL     Montgomery                                 310         78%          $    176
               Total Alabama                                         3          956         89%          $    223
    Bermuda Palms             CA     Palm Springs                               185         95%          $    356
    Eastridge                 CA     San Jose                                   187         99%          $    647
    La Quinta Ridge           CA     Palm Springs                               152         85%          $    410
    The Colony                CA     Palm Springs                               220         98%          $    625
    The Orchard               CA     San Francisco                              233        100%          $    597
            Total California                                         5          977         96%          $    538
    CV-Denver                 CO     Denver                                     345         94%          $    378
    CV-Longmont               CO     Longmont                                   310         99%          $    391
    Friendly Village          CO     Greeley                                    226         99%          $    303
    Pine Lakes Ranch          CO     Denver                                     762         98%          $    351
    Redwood Estates           CO     Denver                                     753         98%          $    350
              Total Colorado                                         5        2,396         98%          $    355
    Cedar Grove               CT     New Haven                                   60         98%          $    300
    Evergreen                 CT     New Haven                                  102         95%          $    303
    Green Acres               CT     New Haven                                   64         95%          $    299
    Highland                  CT     New Haven                                   50         92%          $    315
           Total Connecticut                                         4          276         95%          $    304
    Anchor North              FL     Tampa Bay                                   94         97%          $    273
    Audubon                   FL     Orlando                                    280         99%          $    275
    Colony Cove               FL     Sarasota                                 2,211        100%          $    354
    Conway Circle             FL     Orlando                                    111         95%          $    307
    Crystal Lake              FL     St. Petersburg                             166         93%          $    275
*   Crystal Lakes             FL     Tampa                                      330         57%          $    156
    CV-Jacksonville           FL     Jacksonville                               643         91%          $    312
    Del Tura                  FL     Fort Myers                               1,344         88%          $    431
    Eldorado Estates          FL     Daytona Beach                              126         97%          $    270
    Emerald Lake              FL     Fort Myers                                 201        100%          $    296
    Fairways Country Club     FL     Orlando                                  1,141         99%          $    302




                                                                             Total                    Weighted
                                                                           Number of   Occupancy   Average Monthly
                                       Location                Total         Sites       as of      Rent per Site
    Community               State    (Closest Major City)    Communities    6/30/00     6/30/00        6/30/00
  ---------------------------------------------------------------------------------------------------------------
*   Foxwood Farms             FL     Orlando                                    375         78%          $    209
    Hidden Valley             FL     Orlando                                    303         99%          $    312
    Indian Rocks              FL     Clearwater                                 148         67%          $    260
    Jade Isle                 FL     Orlando                                    101         97%          $    320
    Lakeland Harbor           FL     Tampa                                      504        100%          $    257
    Lakeland Junction         FL     Tampa                                      191        100%          $    201
    Lakes at Leesburg         FL     Orlando                                    640        100%          $    270
    Land O' Lakes             FL     Orlando                                    173         99%          $    261
    Midway Estates            FL     Vero Beach                                 204         73%          $    353
    Oak Springs               FL     Orlando                                    438         73%          $    249
    Orange Lake               FL     Orlando                                    242         96%          $    258
    Palm Beach Colony         FL     West Palm Beach                            285         92%          $    314
    Pedaler's Pond            FL     Orlando                                    214         85%          $    205
    Pinellas Cascades         FL     Clearwater                                 238         94%          $    380
    Shady Lane                FL     Clearwater                                 108         94%          $    273
    Shady Oak                 FL     Clearwater                                 250         97%          $    331
    Shady Village             FL     Clearwater                                 156         96%          $    301
    Southwind Village         FL     Naples                                     338         93%          $    313
    Starlight Ranch           FL     Orlando                                    783         95%          $    312
    Tarpon Glen               FL     Clearwater                                 170         86%          $    307
    Town & Country            FL     Orlando                                     73         96%          $    322
    Whispering Pines          FL     Clearwater                                 392         96%          $    367
    Winter Haven Oaks         FL     Orlando                                    343         53%          $    214
               Total Florida                                        34       13,316         92%          $    311
    Atlanta Meadows           GA     Atlanta                                     75         99%          $    240
*   Butler Creek              GA     Augusta                                    376         82%          $    196
    Camden Point              GA     Kingsland                                  268         57%          $    163
    Castlewood Estates        GA     Atlanta                                    334         85%          $    327
    Colonial Coach Estates    GA     Atlanta                                    481         87%          $    293
    Golden Valley             GA     Atlanta                                    131         95%          $    259
    Landmark                  GA     Atlanta                                    524         94%          $    283
    Marnelle                  GA     Atlanta                                    205         99%          $    285
    Oak Grove Estates         GA     Albany                                     174         90%          $    145
    Paradise Village          GA     Albany                                     226         81%          $    159
               Total Georgia                                        10        2,794         86%          $    246
    Lakewood Estates          IA     Davenport                                  180         93%          $    255
    Terrace Heights           IA     Dubuque                                    317         95%          $    261
                  Total Iowa                                         2          497         94%          $    259
    Coach Royale              ID     Boise                                       91         97%          $    295
    Maple Grove Estates       ID     Boise                                      270         92%          $    305
    Shenandoah Estates        ID     Boise                                      154         95%          $    290
                 Total Idaho                                         3          515         94%          $    299
    Falcon Farms              IL     Moline                                     215         92%          $    234
    Maple Ridge               IL     Kankakee                                    75        100%          $    263
    Maple Valley              IL     Kankakee                                   201        100%          $    263
              Total Illinois                                         3          491         96%          $    250




                                                                             Total                    Weighted
                                                                           Number of   Occupancy   Average Monthly
                                       Location                Total         Sites       as of      Rent per Site
    Community               State    (Closest Major City)    Communities    6/30/00     6/30/00        6/30/00
  ---------------------------------------------------------------------------------------------------------------
*   Broadmore                 IN     South Bend                                 357         88%          $    248
    Forest Creek              IN     South Bend                                 167         98%          $    300
*   Fountainvue               IN     Marion                                     120         89%          $    161
    Hickory Knoll             IN     Indianapolis                               326         98%          $    306
    Mariwood                  IN     Indianapolis                               296         91%          $    302
    Oak Ridge                 IN     South Bend                                 204         97%          $    254
    Pendleton                 IN     Indianapolis                               102         97%          $    225
    Sherwood                  IN     Marion                                     135         49%          $    157
    Skyway                    IN     Indianapolis                               156         90%          $    297
    Twin Pines                IN     Goshen                                     238         95%          $    233
               Total Indiana                                        10        2,101         90%          $    259
    Mosby's Point             KY     Cincinnati                                 150         99%          $    303
    Rolling Hills             KY     Louisville                                 158         94%          $    215
              Total Kentucky                                         2          308         96%          $    258
    Pinecrest Village         LA     Shreveport                                 445         73%          $    161
    Stonegate, LA             LA     Shreveport                                 157         96%          $    181
             Total Louisiana                                         2          602         79%          $    166
    Hillcrest                 MA     Boston                                      83         98%          $    320
    Leisurewoods Rockland     MA     Boston                                     394         99%          $    345
*   Leisurewoods Taunton      MA     Boston                                     182         85%          $    295
    The Glen                  MA     Boston                                      36        100%          $    398
         Total Massachusetts                                         4          695         95%          $    332
    Algoma Estates            MI     Grand Rapids                               308         92%          $    304
*   Anchor Bay                MI     Detroit                                  1,384         95%          $    352
    Arbor Village             MI     Jackson                                    266         96%          $    252
    Avon                      MI     Detroit                                    617         99%          $    408
    Canterbury Estates        MI     Grand Rapids                               290         58%          $    248
    Chesterfield              MI     Detroit                                    345         97%          $    369
    Chestnut Creek            MI     Flint                                      221         78%          $    280
    Clinton                   MI     Detroit                                  1,000         97%          $    370
    Colonial Acres            MI     Kalamazoo                                  612         95%          $    293
    Colonial Manor            MI     Kalamazoo                                  195         95%          $    280
    Country Estates           MI     Grand Rapids                               257         91%          $    278
    Cranberry                 MI     Pontiac                                    232         98%          $    365
    Ferrand Estates           MI     Grand Rapids                               420         99%          $    338
*   Forest Lake Estates       MI     Grand Rapids                               221         81%          $    285
*   Grand Blanc               MI     Flint                                      478         89%          $    337
    Holiday Estates           MI     Grand Rapids                               205         98%          $    327
    Howell                    MI     Lansing                                    455         98%          $    375
    Huron Estates             MI     Flint                                      111         86%          $    220
    Lake in the Hills         MI     Detroit                                    238         99%          $    385
*   Leonard Gardens           MI     Grand Rapids                               271         81%          $    274
    Macomb                    MI     Detroit                                  1,426         98%          $    376
    Norton Shores             MI     Grand Rapids                               656         86%          $    260
    Novi                      MI     Detroit                                    725         95%          $    414
    Oakhill                   MI     Flint                                      504         90%          $    355
    Old Orchard               MI     Flint                                      200         98%          $    311
    Orion                     MI     Detroit                                    423         98%          $    351



                                                                             Total                    Weighted
                                                                           Number of   Occupancy   Average Monthly
                                       Location                Total         Sites       as of      Rent per Site
    Community               State    (Closest Major City)    Communities    6/30/00     6/30/00        6/30/00
  ---------------------------------------------------------------------------------------------------------------
    Pinewood                  MI     Columbus                                   380         99%          $    312
    Pleasant Ridge            MI     Lansing                                    305         80%          $    227
    Royal Estates             MI     Kalamazoo                                  183         93%          $    318
    Science City              MI     Midland                                    171         95%          $    297
    Springbrook               MI     Utica                                      398         97%          $    340
    Sun Valley                MI     Jackson                                    197         95%          $    252
    Swan Creek                MI     Ann Arbor                                  294         99%          $    346
*   The Highlands             MI     Flint                                      682         89%          $    296
    Torrey Hills              MI     Flint                                      346         96%          $    354
    Valley Vista              MI     Grand Rapids                               137         91%          $    324
    Villa                     MI     Flint                                      319         94%          $    344
*   Westbrook                 MI     Detroit                                    299         73%          $    375
    Yankee Spring             MI     Grand Rapids                               284         92%          $    255
              Total Michigan                                        39       16,055         93%          $    334
    Cedar Knolls              MN     Minneapolis                                458         98%          $    404
    Cimmaron                  MN     St. Paul                                   505         99%          $    403
    President's Park          MN     Grand Forks                                174         87%          $    232
    Rosemount                 MN     Minneapolis/St. Paul                       182        100%          $    390
    Twenty-Nine Pines         MN     St. Paul                                   152         93%          $    320
             Total Minnesota                                         5        1,471         97%          $    373
*   Springfield Farms         MO     Springfield                                134         81%          $    178
              Total Missouri                                         1          134         81%          $    178
    Countryside Village G.F.  MT     Great Falls                                226         98%          $    204
               Total Montana                                         1          226         98%          $    204
    Autumn Forest             NC     Greensboro                                 299         90%          $    236
    Foxhall Village           NC     Raleigh                                    315         90%          $    311
    Oakwood Forest            NC     Greensboro                                 481         88%          $    262
    Woodlake                  NC     Greensboro                                 308         92%          $    244
        Total North Carolina                                         4        1,403         90%          $    247
    Buena Vista               ND     Fargo                                      400         96%          $    271
    Columbia Heights          ND     Grand Forks                                302         99%          $    282
    Meadow Park               ND     Fargo                                      117         94%          $    207
          Total North Dakota                                         3          819         97%          $    266
    Casual Estates            NY     Syracuse                                   961         67%          $    320
    Meadowbrook               NY     Ithaca                                     237         67%          $    266
    Oak Orchard Estates       NY     Rochester                                  235         91%          $    305
    Shadybrook                NY     Syracuse                                    89         67%          $    320
              Total New York                                         4        1,522         71%          $    309
*   Hunter's Chase            OH     Lima                                       135         53%          $    169
    Vance                     OH     Columbus                                   110         96%          $    232
    Willo-Arms                OH     Cleveland                                  262        100%          $    207
    Yorktowne                 OH     Cincinnati                                 354         95%          $    328
                  Total Ohio                                         4          861         90%          $    254
    Crestview                 OK     Stillwater                                 237         81%          $    209
              Total Oklahoma                                         1          237         81%          $    209
    Knoll Terrace             OR     Salem                                      212         94%          $    366
    Riverview                 OR     Portland                                   133         98%          $    400
                Total Oregon                                         2          345         96%          $    379




                                                                             Total                    Weighted
                                                                           Number of   Occupancy   Average Monthly
                                       Location                Total         Sites       as of      Rent per Site
    Community               State    (Closest Major City)    Communities    6/30/00     6/30/00        6/30/00
  ---------------------------------------------------------------------------------------------------------------
*   Carnes Crossing           SC                                                536         96%          $    182
*   Conway Plantation         SC     Myrtle Beach                               299         68%          $    180
    Saddlebrook               SC                                                426         97%          $    203
        Total South Carolina                                         3        1,261         90%          $    189
*   Eagle Creek               TX     Tyler                                      198         72%          $    156
    Homestead Ranch           TX     McAllen                                    126         83%          $    222
    Leisure World             TX     Brownsville                                201         88%          $    214
    The Homestead             TX     McAllen                                     99         97%          $    230
    Trail's End               TX     Brownsville                                299         77%          $    210
                 Total Texas                                         5          923         81%          $    203
*   Regency Lakes             VA     Winchester                                 384         78%          $    214
              Total Virginia                                         1          384         78%          $    214
    Eagle Point               WA     Seattle                                    230         98%          $    459
            Total Washington                                         1          230         98%          $    459
    Breazeale                 WY     Laramie                                    116         94%          $    245
               Total Wyoming                                         1          116         94%          $    245

    Totals                                                         162       51,913       91.3%          $    312

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits and Index of Exhibits
              (27)           Financial Data Schedule

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K this quarter.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 11th day of August, 2000.

                                           CHATEAU COMMUNITIES, INC.



                                           By: /s/ Tamara D. Fischer
                                               -------------------------------
                                                     Tamara D. Fischer
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                   Principal Financial and
                                                      Accounting Officer)