Form 10-Q
period 2000-09-30
CHATEAU COMMUNITIES INC
filed 2000-11-14
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

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

The number of shares outstanding of Registrant's Common Stock, $0.01 par value, on November 10, 2000 was 28,496,502 shares.

                           CHATEAU COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                         Page Number
                                                                                                         -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Statements of Income for the Three and Nine Months Ended
           September 30, 2000 and 1999                                                                            1

     Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                         2

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 and 1999                                                                           3

     Notes to Condensed Consolidated Financial Statements                                                     4 - 6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               7 - 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              12

PART II.  OTHER INFORMATION                                                                                 13 - 19

SIGNATURES                                                                                                       20

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CHATEAU COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended September 30         Nine Months Ended September 30
                                                                  (Unaudited)                            (Unaudited)
                                                        -------------------------------         ------------------------------
                                                          2000                   1999             2000                  1999
                                                        --------               --------         --------              --------
Revenues:
   Rental income                                        $ 47,495               $ 44,607         $139,890              $132,896
   Interest income                                         2,827                  1,725            7,295                 4,362
   Management fee and other income                           948                  1,774            3,708                 3,293
                                                        --------               --------         --------              --------
                                                          51,270                 48,106          150,893               140,551
Expenses:
     Property operating and maintenance                   13,488                 13,218           38,779                37,792
     Real estate taxes                                     3,327                  3,115            9,994                 9,488
     Depreciation and amortization                        11,050                 10,383           32,457                31,032
     Administrative                                        2,220                  2,863            7,316                 7,170
     Interest and related amortization                     9,426                  7,618           26,674                23,707
                                                        --------               --------         --------              --------
                                                          39,511                 37,197          115,220               109,189
                                                        --------               --------         --------              --------

Income before net gain on sales of properties
   and minority interests                                 11,759                 10,909           35,673                31,362
Net gain on sales of properties                                -                      -                -                 2,805
                                                        --------               --------         --------              --------


Income before minority interests                          11,759                 10,909           35,673                34,167

Less income allocated to minority interests:
     Preferred OP Units                                    1,523                  1,523            4,570                 4,570
     Common OP Units                                       1,160                  1,037            3,543                 3,296
                                                        --------               --------         --------              --------


     Net income available to common shareholders        $  9,076                $ 8,349         $ 27,560              $ 26,301
                                                        ========               ========         ========              ========


Per share/OP Unit information:
     Basic earnings per common share                    $    .32               $    .30         $    .97              $    .94
                                                        ========               ========         ========              ========


     Diluted earnings per common share                  $    .32               $    .30         $    .97              $    .93
                                                        ========               ========         ========              ========


     Dividend/distribution declared per common
        share/OP Unit outstanding                       $   .515               $   .485         $  1.545              $  1.455
                                                        ========               ========         ========              ========



   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                      ASSETS                                          September 30,             December 31,
                                                                                          2000                      1999
                                                                                   -------------------      -------------------
Rental property                                                                         (Unaudited)
 Land                                                                              $           138,499      $           135,811
 Land and improvements for expansion sites                                                      34,043                   23,320
 Depreciable property                                                                          910,108                  896,319
                                                                                   -------------------      -------------------
                                                                                             1,082,650                1,055,450
     Less accumulated depreciation                                                            (224,208)                (192,015)
                                                                                   -------------------      -------------------
     Net rental property                                                                       858,442                  863,435

Cash and cash equivalents                                                                        2,564                      348
Rents, notes and other receivables                                                              30,351                   11,742
Investment in and advances to affiliates                                                       108,359                   97,761
Prepaid expenses and other assets                                                               10,710                    8,387
                                                                                   -------------------      -------------------

          Total assets                                                             $         1,010,426      $           981,673
                                                                                   ===================      ===================

                               LIABILITIES

Debt                                                                               $           500,952      $           452,556
Accrued interest payable                                                                         6,870                    5,284
Accounts payable and accrued expenses                                                           18,795                   17,688
Rents received in advance and security deposits                                                  9,450                    7,044
Dividends and distributions payable                                                             17,235                   16,139
                                                                                   -------------------      -------------------

          Total liabilities                                                                    553,302                  498,711

Minority interests in Operating Partnership                                                    117,933                  121,142

          SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares authorized; no shares issued or
 outstanding                                                                                         -                        -

Common stock; $.01 par value, 90 million shares authorized; 28,468,115 and
     28,424,900 shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                                                               285                      284

Additional paid-in capital                                                                     444,680                  446,231
Dividends in excess of accumulated earnings                                                    (93,122)                 (76,647)
Notes receivable from officers, 577,432 and 406,569 shares at September 30, 2000
     and December 31, 1999, respectively                                                       (12,652)                  (8,048)
                                                                                   -------------------      -------------------
          Total shareholders' equity                                                           339,191                  361,820
                                                                                   -------------------      -------------------


          Total liabilities and shareholders' equity                               $         1,010,426      $           981,673
                                                                                   ===================      ===================



    The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                        Nine Months Ended September 30,
                                                                                   ----------------------------------------
Cash flows from operating activities:                                                     2000                   1999
                                                                                   -----------------        ---------------
Net income                                                                         $          27,560        $        26,301
Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sales of properties                                                                   -                 (2,805)
     Income attributable to minority interests                                                 3,543                  3,296
     Depreciation and amortization                                                            32,457                 31,032
     Amortization of debt issuance costs                                                         431                    575
     Increase in operating assets                                                             (4,927)                (3,959)
     Increase in operating liabilities                                                         5,099                  2,342
                                                                                   -----------------        ---------------

          Net cash provided by operating activities                                           64,163                 56,782

Cash flows from financing activities:
     Borrowings on the line of credit                                                        190,227                 84,318
     Payments on the line credit                                                            (246,179)               (26,048)
     Payoff of mortgages and other debt                                                     (160,824)               (23,448)
     Payoff of short-term note                                                               (30,000)                     -
     Mortgage principal payments                                                                (904)                  (874)
     Dividends/distributions to shareholders/OP Unitholders                                  (48,506)               (44,914)
     Common shares/OP Units reacquired and retired                                           (11,323)                   (76)
     Proceeds from the issuance of debt                                                      295,295
     Payment of debt issuance costs                                                             (617)
     Exercise of common stock options and other financing activities                             821                  2,563
                                                                                   -----------------        ---------------

          Net cash used in financing activities                                              (12,010)                (8,479)

Cash flows from investing activities:
     Acquisition of rental properties                                                         (1,972)                (6,228)
     Additions to rental property                                                            (20,914)               (13,883)
     Disposition of rental property                                                                -                 13,201
     Other investments                                                                        (4,132)                     -
     Investment in and advances to joint ventures/affiliates and others                      (22,919)               (39,250)
                                                                                   -----------------        ---------------

          Net cash used in investing activities                                              (49,937)               (46,160)
                                                                                   -----------------        ---------------


Increase in cash and cash equivalents                                                          2,216                  2,143
Cash and cash equivalents, beginning of period                                                   348                    450
                                                                                   -----------------        ---------------
Cash and cash equivalents, end of period                                           $           2,564        $         2,593
                                                                                   =================        ===============


Supplemental cash flow information:
     Fair Market Value of OP Units/common shares issued in connection with
        acquisitions/development                                                   $             656        $         1,327
                                                                                   =================        ===============

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

3.  Common Stock and Related Transactions:
    --------------------------------------

    On August 16, 2000, the Company declared a cash dividend/distribution of $.515 per share/OP Unit to shareholders and OP Unitholders of record as of September 30, 2000. The dividend/distribution was paid on October 16, 2000, and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 2000.

    On May 18, 2000, the Company declared a cash dividend/distribution of $.515 per share/OP Unit to shareholders and OP Unitholders of record as of June 30, 2000. The dividend/distribution was paid on July 14, 2000.

    On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first nine months, the Company repurchased 453,900 shares for approximately $11.3 million.

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

                           CHATEAU COMMUNITIES, INC.

                                  __________

3.  Common Stock and Related Transactions, continued:
    -------------------------------------------------

(In thousands, except per share data)               For the Three Months Ended              For the Nine Months Ended
                                                            September 30,                          September 30,
                                                ----------------------------------      ----------------------------------
                                                   2000                    1999            2000                    1999
                                                ----------              ----------      ----------              ----------
Basic EPS:

  Income (1)                                    $   10,236              $    9,386      $   31,103              $   29,597
                                                ==========              ==========      ==========              ==========


  Weighted average common shares
  outstanding                                       28,467                  28,115          28,474                  28,052
  Weighted average common OP
  Units outstanding                                  3,639                   3,494           3,660                   3,512
                                                ----------              ----------      ----------              ----------
  Weighted average common
  shares/OP Units - Basic                           32,106                  31,609          32,134                  31,564
                                                ==========              ==========      ==========              ==========

  Per share - basic                             $      .32              $      .30      $      .97              $      .94
                                                ==========              ==========      ==========              ==========


Diluted EPS:

  Income (1)                                    $   10,236              $    9,386      $   31,103              $   29,597
                                                ==========              ==========      ==========              ==========


  Weighted average common shares
  outstanding                                       28,467                  28,115          28,474                  28,052
  Weighted average common OP
  Units outstanding                                  3,639                   3,494           3,660                   3,512
  Employee stock options                               117                     151              83                     167
                                                ----------              ----------      ----------              ----------
  Weighted average common
  shares/OP Units - assuming
  dilution                                          32,223                  31,760          32,217                  31,731
                                                ==========              ==========      ==========              ==========

  Per share - assuming dilution                 $      .32              $      .30      $      .97              $      .93
                                                ==========              ==========      ==========              ==========


(1) Represents income before minority interests less the income allocated to the Preferred OP Units.

                           CHATEAU COMMUNITIES, INC.

                                    -------

4.  Financing:
    ----------

The following table sets forth certain information regarding debt of the Company at September 30, 2000.

Dollars in thousands:

                                                Weighted Average          Maturity       Principal
                                                 Interest Rate              Date          Balance
                                                ----------------        ------------    -----------
Fixed Rate Mortgage Debt (15 properties)              7.8 %              2002 - 2011    $   135,412
Unsecured Senior Notes                                7.5 %              2003 - 2005        320,000
Unsecured Lines of Credit                             7.6 %                   -              41,379
Other notes payable                                     -                     -               4,161
                                                                                        -----------
                                                                                        $   500,952
                                                                                        ===========

On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

On February 17, 2000, the Company unwound an interest rate hedge that was scheduled to mature April 1, 2000. The Company received approximately $1.5 million, which lowered the effective yield on the above 8.5% Unsecured Senior Notes by 30 basis points.

On June 15, 2000 the Company issued $116 million of 7.8% fixed rate mortgage debt due June 14, 2010. The mortgage debt is collateralized by seven properties. The proceeds from this issuance were used to repay approximately $85.8 million of mortgage debt, which was scheduled to mature in June and August 2000. The mortgage debt that was repaid was collateralized by 37 properties. The remaining proceeds were used to repay a portion of the borrowings on the lines of credit.

On August 2, 2000, the Company issued $50 million of 8.0% Unsecured Senior Notes due August 1, 2003. The Company received net proceeds of approximately $49.8 million. The net proceeds were used to repay a $30 million unsecured short-term note and the remaining funds were used to repay a portion of the borrowings on the line of credit.

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

Results of Operations

The following table summarizes certain information relative to the Company's properties as of and for the three and nine months ended September 30, 2000 and 1999. The Company considers all communities owned by the Company at the beginning of the period as the "Core Portfolio."

                                                            Core Portfolio                                   Total
                                                     ----------------------------                ----------------------------
                                                       2000                1999                    2000                1999
                                                     --------            --------                --------            --------
Dollars in thousands, except per site

As of September 30,
-------------------

Number of communities                                     164                 164                     165                 164
Total manufactured homesites                           51,498              51,296                  51,915              51,296
Occupied sites                                         47,210              47,143                  47,595              47,143
Occupancy %                                             91.7 %              91.9 %                  91.7 %              91.9 %


For the three months ended September 30,
----------------------------------------

Rental income                                        $ 46,459            $ 44,607                $ 47,495            $ 44,607
Property operating expenses                          $ 16,695            $ 16,333                $ 16,815            $ 16,333
Net operating income                                 $ 29,764            $ 28,274                $ 30,680            $ 28,274
Weighted average monthly rent per site               $    317            $    304                $    317            $    304


For the nine months ended September 30,
---------------------------------------

Rental income                                        $137,861            $132,290                $139,890            $132,896
Property operating expenses                          $ 48,227            $ 46,986                $ 48,773            $ 47,280
Net operating income                                 $ 89,634            $ 85,304                $ 91,117            $ 85,616
Weighted average monthly rent per site               $    315            $    302                $    316            $    301

Comparison of three months ended September 30, 2000 to three months ended September 30, 1999

For the three months ended September 30, 2000, income before net gain on sales of properties and minority interests was $11,759,000, an increase of $850,000, from the three months ended September 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases partially offset by general operating expense increases.

Rental revenue for the three months ended September 30, 2000 was $47,495,000, an increase of $2,888,000 from the three months ended September 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio and an increase in utility income.

Weighted average occupancy for the three months ended September 30, 2000 was 47,485 sites compared with 47,159 sites for the same period in 1999. The occupancy rate was 91.7 percent on 51,915 sites as of September 30, 2000, compared to 91.9 percent on 51,296 sites as of September 30, 1999. The occupancy rate on the stabilized portfolio was 91.7 percent as of September 30, 2000. The stabilized portfolio includes communities where the Company does not have, or has not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended September 30, 2000 was $317 compared with $304 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended September 30, 2000 was $317 compared with $304 for the same period in 1999, an increase of 4.3 percent.

Interest income primarily includes interest on notes receivable and advances to joint ventures/affiliates. The increase of $1,102,000 in the three months ended September 30, 2000 from the same period in 1999 is due primarily to increased interest income from Company funded development projects, as well as increases in interest rates.

Management fee and other income primarily includes management and transaction fee income from related entities for the management of manufactured home communities, and equity earnings from the Company's sales subsidiary. The decrease of $826,000 is due to decreased transaction and management fee income, as well as decreased home sales.

Total property operating expenses for the three months ended September 30, 2000 increased by $482,000 or 3.0 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

General and administrative expense for the three months ended September 30, 2000 decreased by $643,000 from the same period a year ago. Administrative expense in the third quarter of 2000 was 4.3 percent of revenues as compared to 6.0 percent in 1999.

Interest and related amortization increased $1,808,000 for the three months ended September 30, 2000 from 1999. The weighted average interest rate on the Company's borrowings increased to 7.6% from 7.2%.

Depreciation and amortization expense for the three months ended September 30, 2000 increased $667,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the third quarter of 2000 remained relatively unchanged from 1999.

Comparison of nine months ended September 30, 2000 to nine months ended September 30, 1999

For the nine months ended September 30, 2000, income before net gain on sales of properties and minority interests was $35,673,000, an increase of $4,311,000 from the nine months ended September 30, 1999. The increase was due primarily to increased net operating income from the Core Portfolio. The increase in net operating income in the Company's Core Portfolio is primarily due to rental increases and an increase in utility income, partially offset by general operating expense increases.

Rental revenue for the nine months ended September 30, 2000 was $139,890,000, an increase of $6,994,000 from the nine months ended September 30, 1999. The increase is primarily due to rental increases in the Company's Core Portfolio.

Weighted average occupancy for the nine months ended September 30, 2000 was 47,420 sites compared with 47,126 sites for the same period in 1999. On a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 2000 was $316 compared with $301 in the same period of 1999. For the Company's Core Portfolio, on a per site basis, weighted average monthly rental revenue for the nine months ended September 30, 2000 was $315 compared with $302 for the same period in 1999, an increase of 4.3 percent.

Management fee and other income increased $415,000 due primarily to increased transaction and management fee income from related entities, as well as increased home sales in the first two quarters of 2000. The increase in interest income of $2,933,000 for the nine months ended September 30, 2000 from the same period in 1999 is due primarily to increased Company funded development projects through advances and loans, as well as increases in interest rates.

Total property operating and maintenance expense for the nine months ended September 30, 2000 increased by $1,493,000 or 3.2 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core Portfolio.

General and administrative expense for the nine months ended September 30, 2000 increased by $146,000 from the same period a year ago. Administrative expense in the first nine months of 2000 was 4.8 percent of revenues as compared to 5.1 percent in 1999.

Interest and related amortization for the nine months ended September 30, 2000 increased $2,967,000 or 12.5 percent. The weighted average interest rate on the Company's borrowings increased to 7.6% from 7.2%.

Depreciation and amortization expense for the nine months ended September 30, 2000 increased $1,425,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first nine months of 2000 remained relatively unchanged from 1999.


Liquidity and Capital Resources

Net cash provided by operating activities was $64,163,000 for the nine months ended September 30, 2000, compared with $56,782,000 for the nine months ended September 30, 1999. The increase in cash provided by operating activities was due primarily to the increase in net operating income and changes in working capital.

Net cash used in financing activities for the nine months ended September 30, 2000 was $12,010,000. Net cash used in financing activities consisted primarily of the payoff of $191 million of debt, net payments of $56 million on the Company's lines of credit, $49 million in dividends and distributions and $11 million for the repurchase of common stock. Partially offsetting these uses was the proceeds of $295 million from the issuance of debt.

On February 25, 2000, the Company issued $100 million of 8.5% Unsecured Senior Notes due March 1, 2005. The Company received net proceeds of nearly $99 million, which were used to repay $75 million of 8.75% Unsecured Senior Notes which matured March 2, 2000. The remaining $24 million was used to repay a portion of the borrowings on its line of credit.

On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. During the first nine months, the Company repurchased 453,900 shares for approximately $11.3 million.

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

On August 2, 2000, the Company issued $50 million of 8.0% Unsecured Senior Notes due August 1, 2003. The Company received net proceeds of approximately $49.8 million. The proceeds were used to repay a $30 million unsecured short-term note and the remaining funds were used to repay a portion of the borrowings on the line of credit.

Net cash used in investing activities for the nine months ended September 30, 2000 was $49,937,000. This amount represented primarily joint venture advances, capital expenditures and construction and development costs. For the nine months ended September 30, 2000, acquisition costs were approximately $2 million, including the acquisition of one manufactured home community with 115 homesites for a purchase price of approximately $1.7 million. Construction and development costs were approximately $10.4 million, recurring property capital expenditures were approximately $6.4 million, and advances to joint ventures and affiliates, including construction costs were $22.9 million. Capital expenditures have historically been financed with cash from operations and it is the Company's intention that such future expenditures will be financed with cash from operations.

The Company has available a $100 million line of credit with Bank One, N.A., acting as lead agent, (the "Bank One Credit Facility"). The interest rate on the Bank One Credit Facility is LIBOR plus 80 basis points. In addition, the Company has a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (the "USB Facility" and, together with the Bank One Credit Facility, the "Credit Facilities"). As of September 30, 2000, approximately $41 million was outstanding under the Credit Facilities and the Company had available $67 million in additional borrowing capacity.

As of September 30, 2000, the Company had outstanding, in addition to the Credit Facilities, $320 million of other unsecured senior debt with a weighted average interest rate and maturity of 7.5 percent and 3.9 years, respectively, and $135 million of secured mortgage debt with a weighted average interest rate and maturity of 7.8 percent and 9.2 years, respectively. For the Company's total fixed rate debt, the weighted average interest rate and maturity was 7.6 percent and 5.5 years, respectively


In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient cash from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness, and depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

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

                                                          For the Quarter                          For the Nine Months
                                                         Ended September 30,                     Ended Jun September 30,
                                                ----------------------------------           --------------------------------
                                                      2000               1999                     2000              1999
                                                ---------------     --------------           -------------     --------------
Income before minority interests                $        11,759     $       10,909           $      35,673     $       34,167

Plus:
    Depreciation and amortization                        11,050             10,383                  32,457             31,032

Less:
    Non-recurring item (1)                                    -                  -                       -              2,805
    Depreciation expense on corporate assets                108                 65                     323                195
    Distribution on Preferred OP Units                    1,523              1,523                   4,570              4,570
                                                ---------------     --------------           -------------     --------------
FFO                                             $        21,178     $       19,704           $      63,237     $       57,629
                                                ===============     ==============           =============     ==============



(1)  Represents net gain recorded on disposition of properties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Company outstanding as of September 30, 2000.

                                                    Amount                                        Weighted
                                                      of                  Percent of               Average            Maturity
                                                 Indebtedness             Total Debt            Interest Rate           Date
                                                 ------------             ----------            -------------       ------------
(dollars in thousands)
Mortgage Debt:
Collateral Mortgage (7 Properties)               $    116,050                   23.4%                   7.83%           2010
Other (8 properties)                                   19,362                    3.9%                   7.67%        2002 - 2011
                                                 ------------             ----------            -------------


   Total Mortgage                                     135,412                   27.3%                   7.81%

Unsecured Debt:
Unsecured Senior Notes                                 50,000                   10.1%                   8.00%           2003
Unsecured Senior Notes                                 70,000                   14.1%                   7.52%           2003
Unsecured Senior Notes                                100,000                   20.1%                   8.30%           2005
Unsecured Senior Notes                                100,000                   20.1%                   6.44%           2004
                                                 ------------             ----------            -------------


   Total Unsecured                                    320,000                   64.4%                   7.50%
                                                 ------------             ----------            -------------

   Total Fixed Rate                                   455,412                   91.7%                   7.59%

Variable Rate Debt:

Credit Facilities                                      41,379                    8.3%                   7.60%
                                                 ------------             ----------


     Total Secured and Unsecured Debt            $    496,791                    100%
                                                 ============             ==========

Based on the amount outstanding under the Credit Facilities at September 30, 2000 of $41,379,000, if the interest rate under the Credit Facilities was 100 basis points higher or lower during the nine months ended September 30, 2000, then the Company's interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $310,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

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

The following table sets forth certain information, as of September 30, 2000, regarding the Properties.

*  These properties are included in the Active Expansion Portfolio.

                                                                                                                        Weighted
                                                                                                                        Average
                                                           Total        Total            Revenue                        Monthly
                                                           Comm-      Number of         Producing       Occupancy as    Rent per
                                        Location          unities       Sites             Sites              of           Site

      Community           State    (Closest Major City)                9/30/00           9/30/00          9/30/00        9/30/00
--------------------------------------------------------------------------------------------------------------------------------
  100 Oaks                  AL     Fultondale                            230               203               88%        $    231
  Lakewood                  AL     Montgomery                            310               235               76%        $    176
  Green Park South          AL     Montgomery                            417               385               92%        $    255
             Total Alabama                                   3           957                                 86%        $    224
  Bermuda Palms             CA     Palm Springs                          185               176               95%        $    356
  Eastridge                 CA     San Jose                              187               185               99%        $    647
  La Quinta Ridge           CA     Palm Springs                          152               131               86%        $    410
  The Colony                CA     Palm Springs                          220               216               98%        $    625
  The Orchard               CA     San Francisco                         233               232              100%        $    597
          Total California                                   5           977                                 96%        $    538
  CV-Denver                 CO     Denver                                345               323               94%        $    400
  CV-Longmont               CO     Longmont                              310               305               98%        $    409
  Friendly Village          CO     Greeley                               226               225              100%        $    319
  Pine Lakes Ranch          CO     Denver                                762               755               99%        $    371
  Redwood Estates           CO     Denver                                753               743               99%        $    359
            Total Colorado                                   5         2,396                                 98%        $    371
  Cedar Grove               CT     New Haven                              60                58               97%        $    305
  Evergreen                 CT     New Haven                             102                99               97%        $    303
  Green Acres               CT     New Haven                              64                61               95%        $    303
  Highland                  CT     New Haven                              50                47               94%        $    315
         Total Connecticut                                   4           276                                 96%        $    305
  Anchor North              FL     Tampa Bay                              94                92               98%        $    282
  Audubon                   FL     Orlando                               280               273               98%        $    281
  Colony Cove               FL     Sarasota                            2,211             2,199               99%        $    354
  Conway Circle             FL     Orlando                               111               105               95%        $    320
  Crystal Lake              FL     St. Petersburg                        166               149               90%        $    279
 *Crystal Lakes             FL     Tampa                                 330               194               59%        $    154
  CV-Jacksonville           FL     Jacksonville                          643               569               88%        $    324
  Del Tura                  FL     Fort Myers                          1,344             1,183               88%        $    459



  Eldorado Estates          FL     Daytona Beach                         126               122               97%        $    273
  Emerald Lake              FL     Fort Myers                            201               199               99%        $    305
  Fairways Country Club     FL     Orlando                             1,141             1,134               99%        $    302
 *Foxwood Farms             FL     Orlando                               375               295               79%        $    210
  Hidden Valley             FL     Orlando                               303               300               99%        $    312
  Indian Rocks              FL     Clearwater                            148                95               64%        $    267
  Jade Isle                 FL     Orlando                               101                99               98%        $    310
  Lakeland Harbor           FL     Tampa                                 504               503              100%        $    256
  Lakeland Junction         FL     Tampa                                 191               191              100%        $    201
  Lakes at Leesburg         FL     Orlando                               640               640              100%        $    272
  Land O' Lakes             FL     Orlando                               173               170               98%        $    260
  Midway Estates            FL     Vero Beach                            204               145               71%        $    340
  Oak Springs               FL     Orlando                               438               319               73%        $    247
  Orange Lake               FL     Orlando                               242               236               98%        $    259
  Palm Beach Colony         FL     West Palm Beach                       285               265               93%        $    314
  Pedaler's Pond            FL     Orlando                               214               182               85%        $    212
  Pinellas Cascades         FL     Clearwater                            238               224               94%        $    381
  Shady Lane                FL     Clearwater                            108                99               92%        $    277
  Shady Oak                 FL     Clearwater                            250               243               97%        $    339
  Shady Village             FL     Clearwater                            156               149               96%        $    317
  Southwind Village         FL     Naples                                338               317               94%        $    311
  Starlight Ranch           FL     Orlando                               783               751               96%        $    318
  Tarpon Glen               FL     Clearwater                            170               148               87%        $    322
  Town & Country            FL     Orlando                                73                70               96%        $    321
  Whispering Pines          FL     Clearwater                            392               378               96%        $    372
  Winter Haven Oaks         FL     Orlando                               343               181               53%        $    215
             Total Florida                                  34        13,316                                 92%        $    315
  Atlanta Meadows           GA     Atlanta                                75                74               99%        $    244
 *Butler Creek              GA     Augusta                               376               303               81%        $    198
  Camden Point              GA     Kingsland                             268               141               53%        $    170
  Castlewood Estates        GA     Atlanta                               334               282               84%        $    321
  Colonial Coach Estates    GA     Atlanta                               481               416               86%        $    287
  Golden Valley             GA     Atlanta                               131               126               96%        $    265
  Landmark                  GA     Atlanta                               524               490               94%        $    301
  Marnelle                  GA     Atlanta                               205               198               97%        $    295
  Oak Grove Estates         GA     Albany                                174               157               90%        $    149
  Paradise Village          GA     Albany                                226               184               81%        $    161
             Total Georgia                                  10         2,794                                 85%        $    250
  Lakewood Estates          IA     Davenport                             180               167               93%        $    273
  Terrace Heights           IA     Dubuque                               317               298               94%        $    264
                Total Iowa                                   2           497                                 94%        $    267
  Coach Royale              ID     Boise                                  91                89               98%        $    305
  Maple Grove Estates       ID     Boise                                 270               248               92%        $    315
  Shenandoah Estates        ID     Boise                                 154               149               97%        $    299
               Total Idaho                                   3           515                                 94%        $    309
  Falcon Farms              IL     Moline                                215               195               91%        $    251
  Maple Ridge               IL     Kankakee                               75                74               99%        $    267
  Maple Valley              IL     Kankakee                              201               199               99%        $    267
            Total Illinois                                   3           491                                 95%        $    260
 *Broadmore                 IN     South Bend                            358               302               84%        $    260
  Forest Creek              IN     South Bend                            167               164               98%        $    305
 *Fountainvue               IN     Marion                                120               106               88%        $    174
  Hickory Knoll             IN     Indianapolis                          326               315               97%        $    307
  Mariwood                  IN     Indianapolis                          296               263               89%        $    298



  Oak Ridge                 IN     South Bend                            204               198               97%        $    259
  Pendleton                 IN     Indianapolis                          102                95               93%        $    226
 *Sherwood                  IN     Marion                                135                65               48%        $    176
  Skyway                    IN     Indianapolis                          156               144               92%        $    296
  Twin Pines                IN     Goshen                                238               227               95%        $    257
             Total Indiana                                  10         2,102                                 89%        $    266
  Mosby's Point             KY     Cincinnati                            150               142               95%        $    315
  Rolling Hills             KY     Louisville                            158               151               96%        $    214
            Total Kentucky                                   2           308                                 95%        $    263
  Pinecrest Village         LA     Shreveport                            446               336               75%        $    163
  Stonegate, LA             LA     Shreveport                            157               151               96%        $    184
           Total Louisiana                                   2           603                                 81%        $    169
  Hillcrest                 MA     Boston                                 82                82              100%        $    336
  Leisurewoods Rockland     MA     Boston                                394               392               99%        $    341
 *Leisurewoods Taunton      MA     Boston                                182               166               91%        $    292
  The Glen                  MA     Boston                                 36                36              100%        $    402
       Total Massachusetts                                   4           694                                 97%        $    331
 *Algoma Estates            MI     Grand Rapids                          308               290               94%        $    316
  Anchor Bay                MI     Detroit                             1,384             1,327               96%        $    351
  Arbor Village             MI     Jackson                               266               260               98%        $    252
  Avon                      MI     Detroit                               617               610               99%        $    420
 *Canterbury Estates        MI     Grand Rapids                          290               179               62%        $    245
  Chesterfield              MI     Detroit                               345               339               98%        $    370
 *Chestnut Creek            MI     Flint                                 221               182               82%        $    281
  Clinton                   MI     Detroit                             1,000               975               98%        $    365
  Colonial Acres            MI     Kalamazoo                             612               582               95%        $    292
  Colonial Manor            MI     Kalamazoo                             195               184               94%        $    280
  Country Estates           MI     Grand Rapids                          254               234               92%        $    286
 *Cranberry                 MI     Pontiac                               232               230               99%        $    380
  Ferrand Estates           MI     Grand Rapids                          420               415               99%        $    360
 *Forest Lake Estates       MI     Grand Rapids                          221               180               81%        $    290
 *Grand Blanc               MI     Flint                                 478               422               88%        $    353
  Holiday Estates           MI     Grand Rapids                          205               202               99%        $    333
  Howell                    MI     Lansing                               455               446               98%        $    375
 *Huron Estates             MI     Flint                                 111                98               88%        $    221
  Lake in the Hills         MI     Detroit                               238               237              100%        $    383
  Leonard Gardens           MI     Grand Rapids                          271               227               84%        $    271
  Macomb                    MI     Detroit                             1,427             1,393               98%        $    378
  Norton Shores             MI     Grand Rapids                          656               560               85%        $    271
  Novi                      MI     Detroit                               725               683               94%        $    417
  Oakhill                   MI     Flint                                 504               463               92%        $    364
  Old Orchard               MI     Flint                                 200               196               98%        $    330
  Orion                     MI     Detroit                               423               415               98%        $    357
  Pinewood                  MI     Columbus                              380               376               99%        $    318
  Pleasant Ridge            MI     Lansing                               305               238               78%        $    227
  Royal Estates             MI     Kalamazoo                             183               171               93%        $    327
  Science City              MI     Midland                               171               163               95%        $    309
  Springbrook               MI     Utica                                 400               389               97%        $    339
  Sun Valley                MI     Jackson                               197               191               97%        $    249
  Swan Creek                MI     Ann Arbor                             294               293              100%        $    362
 *The Highlands             MI     Flint                                 683               614               90%        $    305
 *Torrey Hills              MI     Flint                                 346               331               96%        $    355
  Valley Vista              MI     Grand Rapids                          137               129               94%        $    319
  Villa                     MI     Flint                                 319               303               95%        $    349


 *Westbrook                 MI     Detroit                               299               240               80%        $    392
  Yankee Spring             MI     Grand Rapids                          284               259               91%        $    261
            Total Michigan                                  39        16,056                                 94%        $    338
  Cedar Knolls              MN     Minneapolis                           458               450               98%        $    404
  Cimmaron                  MN     St. Paul                              505               502               99%        $    401
  Rosemount                 MN     Minneapolis/St. Paul                  182               182              100%        $    393
  Twenty-Nine Pines         MN     St. Paul                              152               138               91%        $    325
           Total Minnesota                                   4         1,297                                 98%        $    392
 *Springfield Farms         MO     Springfield                           136               115               85%        $    178
            Total Missouri                                   1           136                                 85%        $    178
  Countryside Village G.F.  MT     Great Falls                           226               224               99%        $    204
             Total Montana                                   1           226                                 99%        $    204
  Autumn Forest             NC     Greensboro                            299               257               86%        $    239
  Foxhall Village           NC     Raleigh                               315               287               91%        $    346
  Oakwood Forest            NC     Greensboro                            481               444               92%        $    257
  Woodlake                  NC     Greensboro                            308               290               94%        $    244
      Total North Carolina                                   4         1,403                                 91%        $    247
  Buena Vista               ND     Fargo                                 400               389               97%        $    270
  Columbia Heights          ND     Grand Forks                           302               295               98%        $    284
  President's Park          ND     Grand Forks                           174               149               86%        $    226
  Meadow Park               ND     Fargo                                 117               109               93%        $    209
        Total North Dakota                                   4           993                                 91%        $    250
  Casual Estates            NY     Syracuse                              953               662               69%        $    317
  Meadowbrook               NY     Ithaca                                237               158               67%        $    276
  Oak Orchard Estates       NY     Rochester                             235               218               93%        $    282
  Shadybrook                NY     Syracuse                               97                75               77%        $    317
            Total New York                                   4         1,522                                 73%        $    305
 *Hunter's Chase            OH     Lima                                  135                76               56%        $    171
  Vance                     OH     Columbus                              110               102               93%        $    250
  Willo-Arms                OH     Cleveland                             262               261              100%        $    208
  Yorktowne                 OH     Cincinnati                            354               341               96%        $    331
                Total Ohio                                   4           861                                 91%        $    258
  Crestview                 OK     Stillwater                            237               204               86%        $    219
            Total Oklahoma                                   1           237                                 86%        $    219
  Knoll Terrace             OR     Salem                                 212               198               93%        $    375
  Riverview                 OR     Portland                              133               131               98%        $    404
              Total Oregon                                   2           345                                 95%        $    386
 *Carnes Crossing           SC     Summerville                           535               522               98%        $    192
 *Conway Plantation         SC     Myrtle Beach                          299               212               71%        $    187
  Saddlebrook               SC     Charleston                            426               413               97%        $    203
      Total South Carolina                                   3         1,260                                 91%        $    194
 *Eagle Creek               TX     Tyler                                 199               166               83%        $    159
  Homestead Ranch           TX     McAllen                               126               110               87%        $    218
  Leisure World             TX     Brownsville                           201               182               91%        $    214
  The Homestead             TX     McAllen                                99                96               97%        $    235
  Trail's End               TX     Brownsville                           299               234               78%        $    210
               Total Texas                                   5           924                                 85%        $    204


*Regency Lakes                VA         Winchester                      384         317         83%    $  216
               Total Virginia                                    1       384                     83%    $  216
 Eagle Point                  WA         Seattle                         230         226         98%    $  473
 Total Washington                                                1       230                     98%    $  473
 Breazeale                    WY         Laramie                         115         111         97%    $  256
                Total Wyoming                                    1       115                     97%    $  256

 Totals                                                                  162      51,915       91.7%    $  316

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits and Index of Exhibits
                (27)     Financial Data Schedule

           (b)  Reports on Form 8-K
                The company filed a report on Form 8-K on July 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 11th day of November, 2000.

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