Form 10-K
period 2000-12-31
CHATEAU COMMUNITIES INC
filed 2001-03-28
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the year ended December 31, 2000

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-12496

-------------------------------------------------------------------------------

                           CHATEAU COMMUNITIES, INC.
             (exact name of registrant as specified in its charter)

      MARYLAND                                                   38-3132038
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

          6160 South Syracuse Way, Greenwood Village, Colorado 80111
                   (Address of principal executive offices)
      Registrant's telephone number, including area code:  (303) 741-3707

          Securities registered pursuant to section 12(b) of the Act and listed on the New York Stock Exchange:

                         Common Stock, $0.01 Par Value

       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by references in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 8, 2001 was approximately $726,008,000 based on the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

The number of shares of the Registrant's Common Stock outstanding on March 8, 2001 was 28,598,673 shares.

Portions of the Registrant's 2000 definitive Proxy Statement to be filed for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                           CHATEAU COMMUNITIES, INC.

                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS


Item                                                                                             Pages
-----                                                                                       --------------

                                    PART I
 1.   Business                                                                                      3
 2.   Properties                                                                                    7
 3.   Legal Proceedings                                                                            12
 4.   Submission of Matters to a Vote of Security Holders                                          12

                                    PART II
 5.   Market for Registrant's Common Equity and Related Security Holder Matters                    13
 6.   Selected Financial Data                                                                      14
 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations        16
 7A.  Quantitative and Qualitative Disclosures About Market Risk                                   22
 8.   Financial Statements and Supplementary Data                                                  23
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         42

                                   PART III
 10.  Directors and Executive Officers of the Registrant                                           43
 11.  Executive Compensation                                                                       43
 12.  Security Ownership of Certain Beneficial Owners and Management                               43
 13.  Certain Relationships and Related Transactions                                               43

                                           PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             44
      Signatures                                                                                   48

                                     PART I

Item 1.     Business
-------     --------

General Development of Business

Chateau Communities, Inc. ("the Company"), a self-administered and self-managed equity real estate investment trust ("REIT"), is one of the largest owner/managers of manufactured home communities in the United States. The Company conducts substantially all of its activities through CP Limited Partnership, a Maryland Limited Partnership (the "Operating Partnership"), in which it owns, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Operating Partnership, an approximate 89% general partner interest. The Company owns and operates 166 manufactured home community properties (the "Properties") containing 52,347 homesites and 1,359 park model/RV sites in 28 states. The Company also fee manages 44 manufactured home community properties containing 9,200 homesites. In addition, the Company is involved in the development and expansion of manufactured home communities, and through its subsidiary, Community Sales, Inc. ("CSI"), the sale of new and pre-owned homes, brokerage of used homes and in assisting residents in arranging financing and insurance services.

Formation of the Company

The Company was formed in Maryland on August 25, 1993, as Chateau Properties, Inc., to continue and expand the manufactured home community operations and business objectives of Chateau Estates, a Michigan co-partnership, which had developed, owned and operated manufactured home communities and properties since 1966.

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

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each owner within the manufactured home community is responsible for the maintenance of his home and leased site. Additionally, manufactured home communities tend to have stable resident bases, with relatively few residents moving manufactured homes out of the communities. Management thus tends to be more stable, and capital expenditures needs less significant, relative to multi-family rental apartment complexes.

Operating and Investment Strategies

The Company seeks to maximize long-term growth in income and portfolio value through active management and expansion of certain of its manufactured home communities and selective acquisition and development of additional communities. The Company focuses on manufactured home communities that have growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's operating and investment strategies include:

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

     * Providing frequent personal contact between on-site managers and residents to foster a sense of pride within the community and to enhance community desirability;

     * Offering potential community residents the convenience of purchasing a home already in place within the community or ordering a new home;

     * Increasing value to residents by providing additional value-added services; and

     * Assisting potential residents in securing financing and insurance for their home.

Development, Expansion and Acquisitions

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

     * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increase in revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion on adjacent land; and

     * Acquiring properties in existing markets in order to achieve economies of scale in operations, and in new markets where portfolios may be acquired with regional management in place.

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

Expansion and Improvement of Manufactured Home Community Properties

The Company will seek to increase the income generated from its manufactured home communities by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws, and by filling vacant sites. During 2000, the Company substantially completed the development of 275 expansion sites. As of December 31, 2000, the Company owned undeveloped land adjacent to existing communities containing approximately 4,600 expansion sites, which are zoned for manufactured housing. The undeveloped land will facilitate additional growth to the extent market conditions warrant. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their market.

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performing all accounting and property management functions and the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense and related debt in its balance sheet. In the majority of the arrangements, the Company has an option to purchase the completed community when it reaches a pre-determined occupancy rate. The Company is also involved in two joint ventures in which its joint venture partner is constructing the communities. The Company has similar arrangements to lend these joint ventures funds to finance development. The Company accounts for joint ventures that it does not control utilizing the equity method of accounting.

2000 Property Acquisitions

During 2000, the Company completed two acquisitions in Alabama and Georgia of 410 homesites for $4,150,000. In addition, the Company acquired land to be used for future development for a total of $3,427,000.

Sales Brokerage and Finance


The Company conducts its sales and brokerage activities through CSI, which is operated as a taxable subsidiary of the Operating Partnership. During 2000, CSI sold 562 new or pre-owned homes and brokered the sales of 1,201 homes. CSI also has a Financial Services Division, which arranges financing and insurance services for prospective residents. During 2000, the Financial Services Division arranged financing on approximately 770 loans.

Competition

Many of the Properties are located in developed areas that include other manufactured home communities. The number of competitive manufactured home community properties in a particular area could have a material effect on the Company's ability to lease sites at its communities and the rents charged.

In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to residents.

Employees

As of December 31, 2000, the Company had approximately 1,200 full-time employees. The Company utilizes a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators, as well as the office manager, include extensive contact with residents through initial introduction to community guidelines and on-going accessibility for resident assistance. Typically, clerical and maintenance workers are employed to assist in the management and care of residents and the properties. Direct supervision of on-site administrators is the responsibility of the Company's regional vice presidents and managers and four divisional presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to value maximization and increasing cash flow from property operations. Approximately 90 corporate employees, who assist on-site administrators in all the property management functions, also support field management staff.

Commitment to resident satisfaction is demonstrated by ongoing training that the Company provides for on-site staff. Community administrators meet periodically at regional and divisional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions and to share ideas and experiences.


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

Cautionary Statement Concerning Forward-Looking Information

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent the Company from achieving its objectives.

Item 2.     Properties
-------     ----------

On December 31, 2000, the Properties consisted of 166 manufactured home communities containing 52,347 homesites and 1,359 park model/RV sites, in 28 states, with amenities designed for either retirement or family living. The Company also fee managed 44 manufactured home communities containing 9,200 sites in 16 states. The Company also owned land adjacent to certain existing communities containing approximately 4,600 expansion sites, which, although not yet developed, was zoned for manufactured housing.

On December 31, 2000, the Properties had an occupancy rate of approximately 91.1 percent with weighted average rent for the year ended December 31, 2000 of $316 per month. This compares to an occupancy rate of 91.7 percent and weighted average rent of $302 per month for the prior year. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

The Company believes that the Properties provide amenities and common facilities that create a safe and attractive community for residents. All of the Properties provide residents with appealing amenities with most offering a clubhouse, a swimming pool and playgrounds. Many Properties offer additional amenities such as sauna/whirlpool spas, indoor pools, tennis courts, libraries, shuffleboard courts, basketball courts, golf courses, day care facilities, exercise rooms, marinas and laundry facilities.

Since residents own their homes, it is their responsibility to maintain their homes and surrounding area. The communities have extensive guidelines for maintenance. It is management's role to provide maintenance of common areas, facilities and amenities and to ensure that residents comply with community policies. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies, and property administrators make a daily inspection of the properties. The Company believes that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates. Since 1989, the Properties have averaged an annual turnover of homes (where the home is moved out of the community) of three to four percent.

Leases

The typical lease entered into between the resident and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon consent of both parties or, in some instances, as provided by statute.

Property Information

The Company classifies all its properties in either the Stable Portfolio or the Active Expansion Portfolio. The Stable Portfolio includes the communities where the Company does not have, or has not recently had, expansion of the community. These communities normally have stable occupancy rates. The Active Expansion are those properties where the Company is currently, or has recently, expanded the community by adding homesites to the available homesites for rent. Generally, these communities will have a lower occupancy rate than the Stable Portfolio as they are in the lease-up phase. In addition, the Company owns three park model/RV communities.

The following table sets forth certain information, as of December 31, 2000, regarding the Properties, excluding the three park model/RV communities.

                                                                               Total                               Weighted Average
                                                                 Total        Number of         Occupancy          Monthly Rent per
                                             Location         Communities      Sites              as of                 Site
           Community          State   (Closest Major City)                    12/31/00          12/31/00              12/31/00
  ----------------------------------------------------------------------------------------------------------------------------------
    100 Oaks                  AL     Fultondale                                     230             89.1%            $ 227
    Lakewood                  AL     Montgomery                                     310             74.5%            $ 172
    Green Park South          AL     Montgomery                                     417             93.8%            $ 254
               Total Alabama                                            3           957             86.4%            $ 221
    Bermuda Palms             CA     Palm Springs                                   185             95.1%            $ 374
    Eastridge                 CA     San Jose                                       187             99.5%            $ 659
    La Quinta Ridge           CA     Palm Springs                                   152             96.1%            $ 421
    The Colony                CA     Palm Springs                                   220             98.2%            $ 675
    The Orchard               CA     San Francisco                                  233             99.6%            $ 604
            Total California                                            5           977             97.9%            $ 558
    CV-Denver                 CO     Denver                                         345             93.9%            $ 389
    CV-Longmont               CO     Longmont                                       310             99.0%            $ 402
    Friendly Village          CO     Greeley                                        226             98.2%            $ 312
    Pine Lakes Ranch          CO     Denver                                         762             98.8%            $ 360
    Redwood Estates           CO     Denver                                         753             98.0%            $ 358
              Total Colorado                                            5         2,396             97.8%            $ 365
    Cedar Grove               CT     New Haven                                       60             96.7%            $ 301
    Evergreen                 CT     New Haven                                      102             96.1%            $ 302
    Green Acres               CT     New Haven                                       64             95.3%            $ 300
    Highland                  CT     New Haven                                       50             92.0%            $ 319
           Total Connecticut                                            4           276             95.3%            $ 305
    Anchor North              FL     Tampa Bay                                       94             94.7%            $ 279
    Audubon                   FL     Orlando                                        280             96.8%            $ 276
    Colony Cove               FL     Sarasota                                     2,211             99.4%            $ 354
    Conway Circle             FL     Orlando                                        111             96.4%            $ 310
    Crystal Lake              FL     St. Petersburg                                 166             91.6%            $ 277
*   Crystal Lakes             FL     Tampa                                          330             59.7%            $ 155
    CV-Jacksonville           FL     Jacksonville                                   643             88.8%            $ 315
    Del Tura                  FL     Fort Myers                                   1,344             88.0%            $ 456
    Eldorado Estates          FL     Daytona Beach                                  126             96.0%            $ 271
    Emerald Lake              FL     Fort Myers                                     201             99.0%            $ 296
    Fairways Country Club     FL     Orlando                                      1,141             99.3%            $ 302
*   Foxwood Farms             FL     Orlando                                        375             79.2%            $ 211
    Hidden Valley             FL     Orlando                                        303             99.3%            $ 311
    Indian Rocks              FL     Clearwater                                     148             64.2%            $ 265
    Jade Isle                 FL     Orlando                                        101             98.0%            $ 320
    Lakeland Harbor           FL     Tampa                                          504             99.8%            $ 256
    Lakeland Junction         FL     Tampa                                          191            100.0%            $ 201
    Lakes at Leesburg         FL     Orlando                                        640            100.0%            $ 269
    Land O' Lakes             FL     Orlando                                        173             98.3%            $ 260
    Midway Estates            FL     Vero Beach                                     204             72.1%            $ 347
    Oak Springs               FL     Orlando                                        438             72.8%            $ 250
    Orange Lake               FL     Orlando                                        242             97.1%            $ 259
    Palm Beach Colony         FL     West Palm Beach                                285             95.4%            $ 311
    Pedaler's Pond            FL     Orlando                                        214             85.5%            $ 209
    Pinellas Cascades         FL     Clearwater                                     238             92.0%            $ 380
    Shady Lane                FL     Clearwater                                     108             92.6%            $ 275

    Shady Oak                 FL     Clearwater                                  250             98.0%                  $335
    Shady Village             FL     Clearwater                                  156             96.8%                  $309
    Southwind Village         FL     Naples                                      338             93.8%                  $313
    Starlight Ranch           FL     Orlando                                     783             95.5%                  $315
    Tarpon Glen               FL     Clearwater                                  170             88.2%                  $312
    Town & Country            FL     Orlando                                      73             97.3%                  $316
    Whispering Pines          FL     Clearwater                                  392             96.4%                  $369
    Winter Haven Oaks         FL     Orlando                                     343             53.1%                  $214
               Total Florida                                  34              13,316             91.9%                  $314
    Atlanta Meadows           GA     Atlanta                                      75             98.7%                  $242
 *  Butler Creek              GA     Augusta                                     376             77.9%                  $198
    Camden Point              GA     Kingsland                                   268             58.6%                  $167
    Castlewood Estates        GA     Atlanta                                     334             83.8%                  $328
    Colonial Coach Estates    GA     Atlanta                                     481             82.7%                  $295
    Golden Valley             GA     Atlanta                                     131             94.7%                  $265
    Landmark                  GA     Atlanta                                     524             92.2%                  $296
    Marnelle                  GA     Atlanta                                     205             96.1%                  $290
    Oak Grove Estates         GA     Albany                                      174             88.5%                  $146
    Paradise Village          GA     Albany                                      226             73.9%                  $160
    South Oaks                GA     Atlanta                                     295             48.8%                  $165
               Total Georgia                                  11               3,089             80.0%                  $242
    Lakewood Estates          IA     Davenport                                   180             93.3%                  $265
    Terrace Heights           IA     Dubuque                                     317             94.0%                  $262
                  Total Iowa                                   2                 497             93.8%                  $263
    Coach Royale              ID     Boise                                        91             98.9%                  $299
    Maple Grove Estates       ID     Boise                                       270             91.1%                  $310
    Shenandoah Estates        ID     Boise                                       154             95.5%                  $296
                  Total Idaho                                  3                 515             93.8%                  $304
    Falcon Farms              IL     Moline                                      215             90.7%                  $241
    Maple Ridge               IL     Kankakee                                     75             98.7%                  $279
    Maple Valley              IL     Kankakee                                    201             99.5%                  $279
                Total Illinois                                 3                 491             95.5%                  $263
 *  Broadmore                 IN     South Bend                                  358             86.0%                  $259
    Forest Creek              IN     South Bend                                  167             97.6%                  $300
 *  Fountainvue               IN     Marion                                      120             89.2%                  $167
    Hickory Knoll             IN     Indianapolis                                326             96.0%                  $306
    Mariwood                  IN     Indianapolis                                296             87.2%                  $296
    Oak Ridge                 IN     South Bend                                  204             97.1%                  $258
    Pendleton                 IN     Indianapolis                                102             92.2%                  $224
 *  Sherwood                  IN     Marion                                      135             48.9%                  $163
    Skyway                    IN     Indianapolis                                156             92.9%                  $298
    Twin Pines                IN     Goshen                                      238             95.0%                  $244
               Total Indiana                                  10               2,102             89.3%                  $263
    Mosby's Point             KY     Cincinnati                                  150             96.0%                  $305
    Rolling Hills             KY     Louisville                                  158             89.2%                  $214
              Total Kentucky                                   2                 308             92.5%                  $258
    Pinecrest Village         LA     Shreveport                                  446             72.6%                  $163
    Stonegate, LA             LA     Shreveport                                  157             96.2%                  $184
             Total Louisiana                                   2                 603             78.8%                  $169
    Hillcrest                 MA     Boston                                       82             98.8%                  $329
    Leisurewoods Rockland     MA     Boston                                      394             99.2%                  $340
 *  Leisurewoods Taunton      MA     Boston                                      223             78.9%                  $293
    The Glen                  MA     Boston                                       36            100.0%                  $398
         Total Massachusetts                                   4                 735             93.1%                  $328

 *  Algoma Estates            MI     Grand Rapids                               308             91.9%                  $310
    Anchor Bay                MI     Detroit                                  1,384             95.7%                  $353
    Arbor Village             MI     Jackson                                    266             97.7%                  $252
    Avon                      MI     Detroit                                    617             98.9%                  $415
 *  Canterbury Estates        MI     Grand Rapids                               290             62.8%                  $246
    Chesterfield              MI     Detroit                                    345             96.8%                  $370
 *  Chestnut Creek            MI     Flint                                      221             82.4%                  $280
    Clinton                   MI     Detroit                                  1,000             97.5%                  $367
    Colonial Acres            MI     Kalamazoo                                  612             95.1%                  $294
    Colonial Manor            MI     Kalamazoo                                  195             95.9%                  $280
    Country Estates           MI     Grand Rapids                               254             91.3%                  $283
 *  Cranberry                 MI     Pontiac                                    328             75.3%                  $372
    Ferrand Estates           MI     Grand Rapids                               420             98.8%                  $345
 *  Forest Lake Estates       MI     Grand Rapids                               221             81.0%                  $287
 *  Grand Blanc               MI     Flint                                      478             89.3%                  $349
    Holiday Estates           MI     Grand Rapids                               205             98.0%                  $331
    Howell                    MI     Lansing                                    455             98.0%                  $376
 *  Huron Estates             MI     Flint                                      111             89.2%                  $219
    Lake in the Hills         MI     Detroit                                    238             99.2%                  $387
    Leonard Gardens           MI     Grand Rapids                               271             86.7%                  $273
    Macomb                    MI     Detroit                                  1,427             98.1%                  $381
    Norton Shores             MI     Grand Rapids                               656             86.0%                  $267
    Novi                      MI     Detroit                                    725             93.0%                  $417
    Oakhill                   MI     Flint                                      504             92.1%                  $357
    Old Orchard               MI     Flint                                      200             98.5%                  $331
    Orion                     MI     Detroit                                    423             97.9%                  $356
    Pinewood                  MI     Columbus                                   380             97.1%                  $315
    Pleasant Ridge            MI     Lansing                                    305             76.4%                  $229
    Royal Estates             MI     Kalamazoo                                  183             93.4%                  $322
    Science City              MI     Midland                                    171             95.3%                  $301
    Springbrook               MI     Utica                                      400             97.5%                  $338
    Sun Valley                MI     Jackson                                    197             92.9%                  $249
    Swan Creek                MI     Ann Arbor                                  294             99.3%                  $354
 *  The Highlands             MI     Flint                                      683             89.3%                  $300
 *  Torrey Hills              MI     Flint                                      346             96.2%                  $354
    Valley Vista              MI     Grand Rapids                               137             94.2%                  $316
    Villa                     MI     Flint                                      319             92.8%                  $347
 *  Westbrook                 MI     Detroit                                    299             86.0%                  $384
    Yankee Spring             MI     Grand Rapids                               284             90.1%                  $261
              Total Michigan                                    39           16,152             93.1%                  $337
    Cedar Knolls              MN     Minneapolis                                458             97.8%                  $403
    Cimmaron                  MN     St. Paul                                   505             98.4%                  $405
    Rosemount                 MN     Minneapolis/St. Paul                       182             99.5%                  $391
    Twenty-Nine Pines         MN     St. Paul                                   152             90.8%                  $323
             Total Minnesota                                     4            1,297             97.5%                  $393
 *  Springfield Farms         MO     Springfield                                136             77.2%                  $184
              Total Missouri                                     1              136             77.2%                  $184
    Countryside Village G.F.  MT     Great Falls                                226             99.1%                  $204
               Total Montana                                     1              226             99.1%                  $204
    Autumn Forest             NC     Greensboro                                 299             82.9%                  $240
    Foxhall Village           NC     Raleigh                                    315             94.3%                  $341
    Oakwood Forest            NC     Greensboro                                 481             91.7%                  $259
    Woodlake                  NC     Greensboro                                 308             93.8%                  $246
        Total North Carolina                                     4            1,403             90.9%                  $247

    Buena Vista               ND     Fargo                                       400             98.0%                  $270
    Columbia Heights          ND     Grand Forks                                 302             98.3%                  $282
    President's Park          ND     Grand Forks                                 174             85.6%                  $232
    Meadow Park               ND     Fargo                                       117             84.6%                  $210
          Total North Dakota                                       4             993             90.8%                  $251
    Casual Estates            NY     Syracuse                                    953             69.0%                  $315
    Meadowbrook               NY     Ithaca                                      237             67.1%                  $271
    Oak Orchard Estates       NY     Rochester                                   235             89.8%                  $287
    Shadybrook                NY     Syracuse                                     97             72.2%                  $315
              Total New York                                       4           1,522             72.1%                  $304
 *  Hunter's Chase            OH     Lima                                        135             58.5%                  $170
    Vance                     OH     Columbus                                    110             88.2%                  $248
    Willo-Arms                OH     Cleveland                                   262             99.2%                  $207
    Yorktowne                 OH     Cincinnati                                  354             95.8%                  $331
                  Total Ohio                                       4             861             90.0%                  $258
    Crestview                 OK     Stillwater                                  237             85.7%                  $216
              Total Oklahoma                                       1             237             85.7%                  $216
    Knoll Terrace             OR     Salem                                       212             92.9%                  $371
    Riverview                 OR     Portland                                    133             97.7%                  $408
                Total Oregon                                       2             345             94.8%                  $385
 *  Carnes Crossing           SC     Summerville                                 535             97.4%                  $186
 *  Conway Plantation         SC     Myrtle Beach                                299             69.9%                  $182
    Saddlebrook               SC     Charleston                                  426             95.8%                  $206
        Total South Carolina                                       3           1,260             90.3%                  $192
 *  Eagle Creek               TX     Tyler                                       199             89.9%                  $158
    Homestead Ranch           TX     McAllen                                     126             87.3%                  $210
    Leisure World             TX     Brownsville                                 201             95.0%                  $207
    The Homestead             TX     McAllen                                      99             96.0%                  $233
    Trail's End               TX     Brownsville                                 299             81.3%                  $205
                 Total Texas                                       5             924             88.5%                  $199
 *  Regency Lakes             VA     Winchester                                  384             81.8%                  $214
              Total Virginia                                       1             384             81.8%                  $214
    Eagle Point               WA     Seattle                                     230             97.0%                  $462
            Total Washington                                       1             230             97.0%                  $462
    Breazeale                 WY     Laramie                                     115             98.3%                  $248
               Total Wyoming                                       1             115             98.3%                  $248

    Totals                                                       163          52,347             91.1%                  $316

*  These properties are included in the Active Expansion Portfolio.

Indebtedness

The following table sets forth certain information relating to the secured and unsecured indebtness of the Company outstanding as of December 31, 2000.

                                                                                  Weighted
                                                                                  Average
                                                 Amount of      Percent of        Interest
           (In thousands)                      Indebtedness     Total Debt          Rate         Maturity Date
                                               ------------     ----------       ---------       -------------
Mortgage Debt:

Collateral Mortgage (7 properties)                 $115,829            22%            7.8%               2010
Other (8 properties)                                 21,070             4%            7.8%          2002-2008
                                               ------------     ---------        --------

Total Mortgages                                     136,899            26%            7.8%

Unsecured Debt:

Unsecured Senior Notes                               50,000             9%            8.0%               2003
Unsecured Senior Notes                               70,000            13%            7.5%               2003
Unsecured Senior Notes                              100,000            19%            8.3%               2005
Unsecured Senior Notes                              100,000            19%            6.4%               2004
                                               ------------     ---------        --------

  Total Unsecured                                   320,000            60%            7.5%
                                               ------------     ---------        --------
  Total Fixed Rate                                  456,899            86%            7.6%

Variable Rate Debt:

Credit Facilities                                    74,730            14%            7.5%               2001
                                               ------------

  Total Secured and Unsecured                      $531,629
                                               ============

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2000.

PART II

Item 5.   Market for Registrant's Common Equity and Related Security Holder
Matters

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol CPJ. The following table sets forth, for the quarterly periods shown, the high and low sales price per share as reported on the NYSE for the years ended December 31, 1999 and 2000.

                                          Price Range          Cash Dividend
                                    -----------------------
              Quarter Ended           High           Low         Declared
          --------------------      --------       --------    -------------
          March 31, 1999            $ 30-1/4       $ 27-1/8    $       0.485
          June 30, 1999             $     31       $26-5/16    $       0.485
          September 30, 1999        $30-3/16       $     26    $       0.485
          December 31, 1999         $ 27-1/4       $24-3/16    $       0.485

          March 31, 2000            $27-5/16       $ 23-1/4    $       0.515
          June 30, 2000             $ 28-3/8       $24-5/16    $       0.515
          September 30, 2000        $ 28-7/8       $     26    $       0.515
          December 31, 2000         $ 31-5/8       $ 26-1/2    $       0.515


Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes will be taxable to stockholders as dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the common stock to the extent thereof, with the remainder as taxable gain.

At March 8, 2001 there were approximately 600 holders of record and approximately 14,000 beneficial owners of the Company's common stock.

Item 6.   Selected Financial Data

The following table sets forth summary financial information of the Company for the periods and dates indicated.

                                                                                   For the Year Ended December 31,
(In thousands, except per share data)                           2000           1999           1998           1997(1)        1996
                                                             ----------     ----------     ----------      ---------      ---------
Operating Data:
Revenues
  Rental income                                              $  186,963     $  177,789     $  167,206      $ 134,801      $  67,233
  Management fee, interest and other income                      17,802         11,574          5,924          3,368            151
                                                             ----------     ----------     ----------      ---------      ---------
        Total revenues                                          204,765        189,363        173,130        138,169         67,384
Expenses
  Property operating and administrative                          75,723         73,062         67,699         56,053         26,870
  Depreciation and amortization                                  43,920         41,826         39,658         31,510         11,452
  Interest and related amortization                              36,400         32,318         31,287         25,918         12,962
                                                             ----------     ----------     ----------      ---------      ---------
        Total expenses                                          156,043        147,206        138,644        113,481         51,284
                                                             ----------     ----------     ----------      ---------      ---------
  Income before net gain on sales of properties
     and minority interests                                      48,722         42,157         34,486         24,688         16,100
Net gain on sales of properties                                       -          2,805              -              -              -
                                                             ----------     ----------     ----------      ---------      ---------
Income before minority interests                                 48,722         44,962         34,486         24,688         16,100
  Less income allocated to minority interests
    Preferred OP Units                                            6,094          6,094          4,249              -              -
    Common OP Units                                               4,842          4,242          3,436          2,986          9,566
                                                             ----------     ----------     ----------      ---------      ---------
Net income available to common shareholders                  $   37,786     $   34,626     $   26,801      $  21,702      $   6,534
                                                             ==========     ==========     ==========      =========      =========
Weighted average common shares outstanding                       28,480         28,135         27,282         23,688          6,022
Weighted average common shares
    and OP Units outstanding                                     32,130         31,582         30,779         26,947         14,837

Earnings per Common Share/OP Unit Data:
  Net income - basic                                         $     1.33     $     1.23     $     0.98      $    0.92      $    1.09
  Net income - diluted                                       $     1.32     $     1.23     $     0.97      $    0.91      $    1.08
  Dividends/distributions declared                           $     2.06     $     1.94     $     1.82      $    1.72      $    1.62
  Tax status of dividends, return of capital portion         $     0.64     $     0.60     $     0.69      $    0.62      $    0.65

Cash Flow Data:
  Net cash provided by operating activities                  $   84,961     $   77,464     $   72,560      $  54,545      $  29,755
  Net cash used in investing activities                      $  (73,123)    $  (56,777)    $ (167,089)     $ (61,309)     $ (29,518)
  Net cash provided by (used in) financing activities        $  (12,087)    $  (20,789)    $   80,069      $  21,088      $    (595)

Balance Sheet Data:
  Rental property, before accumulated depreciation           $1,091,451     $1,055,450     $1,026,509      $ 836,175      $ 300,631
  Rental property, net of accumulated depreciation           $  855,798     $  863,435     $  875,249      $ 723,861      $ 219,338
  Total assets                                               $1,017,864     $  981,673     $  959,194      $ 782,738      $ 232,066
  Total debt                                                 $  535,470     $  452,556     $  427,778      $ 387,015      $ 168,315
  Minority interests in Operating Partnership                $  116,863     $  121,142     $  120,475      $  35,272      $  26,552
  Shareholders' equity                                       $  335,912     $  361,820     $  367,935      $ 322,966      $  16,191

(Dollars in thousands)
Total properties (at end of period)                                 166            165            165            131             47
Total sites (at end of period) (2)                               52,347         51,659         51,101         43,800         20,279
Weighted average occupied sites                                  47,466         47,181         45,882         38,053         18,889
Funds from operations (3)                                    $   85,917     $   77,629     $   69,392      $  55,962      $  27,460


(1)  In February 1997, the Company completed the Merger with ROC

(2)  Does not include 1,359 park model/RV sites, purchased in 1998

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

                                                                    For the Year Ended December 31,
(In thousands)                             2000               1999                1998                1997               1996
                                         --------           --------            --------            --------           --------
Income before minority interests         $ 48,722           $ 44,962            $ 34,486            $ 24,688           $ 16,100
Less:
  Income allocated to
    Preferred OP Units                      6,094              6,094               4,249                   -                  -
Plus:
  Depreciation of rental property          43,289             41,161              38,962              30,867             11,360
  Amortization of intangibles                   -                405                 446                 407                  -
  Gain on sales of properties                   -             (2,805)               (253)                  -                  -
                                         --------           --------            --------            --------           --------
Funds from operations                    $ 85,917           $ 77,629            $ 69,392            $ 55,962           $ 27,460
                                         ========           ========            ========            ========           ========

NAREIT has revised its definition of FFO. The company adopted the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add-back of non-recurring items in the calculation of FFO. The application of this new definition decreased FFO in 1998 by $375,000, and had no effect on any other years reported.

Item 7.   Management Discussion and Analysis of Financial Condition and Results
-------   ---------------------------------------------------------------------
of Operations
-------------

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve the Company's plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent the Company from achieving its objectives.

Overview

The Company is one of the largest owner/managers of manufactured home communities in the United States. The Company added 8,500 manufactured home sites to its portfolio over the three-year period ended December 31, 2000. At the end of this period, the Company's portfolio comprised 166 manufactured home communities containing 52,347 manufactured homesites and 1,359 park model/RV sites, located in 28 states.

The Company provides property management services to N'Tandem Trust ("N'Tandem") and other manufactured home community owners, with an aggregate of 9,200 homesites. In addition, the Company owns approximately ten percent of N'Tandem outstanding equity, has made loans to N'Tandem, and provides advisory services to N'Tandem.

Company growth since the beginning of 1998 can be attributed to community acquisitions, increased operating performance at existing communities, community expansions, and new community development. During 1998, the Company acquired 34 communities in four separate portfolio acquisitions, containing an aggregate of 7,045 manufactured homesites and 1,359 park model/RV sites. During 1999 and 2000, the Company acquired two communities each year, containing a total of 1,034 sites (624 sites in 1999 and 410 sites in 2000).

Since its organization, the Company has elected to qualify as a REIT under the Internal Revenue Code and thus does not generally pay Federal corporate income taxes on its earnings to the extent that such earnings are distributed to shareholders.

The Company conducts substantially all of its activities through CP Limited Partnership (the "Operating Partnership") in which it owned a combined 89 percent general partner interest as of December 31, 2000.

Historical Results of Operations

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 2000 and 1999. The Company considers all communities owned by the Company as of January 1, 1999 as the "Core 1999 Portfolio".

                                                        Core 1999 Portfolio                         Total
Dollars in thousands, except per site                 2000              1999                2000               1999
                                                    ---------         ---------           ---------          ---------
As of December 31,
--------------------------------------
Number of communities                                     161               161                 166                165
Total manufactured homesites                           51,325            51,042              52,347             51,659
Occupied sites                                         46,912            46,847              47,678             47,383
Occupancy %                                              91.4%             91.8%               91.1%              91.7%

For the year ended, December 31,
--------------------------------------
Rental income                                       $ 184,438         $ 176,872           $ 186,963          $ 177,789
Property operating expenses                         $  64,557         $  62,770           $  65,275          $  63,181
Net operating income                                $ 119,881         $ 114,102           $ 121,688          $ 114,608
Weighted average monthly rent per site              $     316         $     302           $     316          $     302

For the year ended December 31, 2000, income before minority interests was $48,722,000, an increase of $3,760,000 from the year ended December 31, 1999. The increase was due primarily to increased net operating income from the Core 1999 Portfolio and acquisitions. The increase in net operating income from the Company's Core 1999 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 2000 was $186,963,000, an increase of $9,174,000 from 1999. Approximately 17 percent of the increase was due to acquisitions, net of dispositions, and 83 percent was due to rental increases and occupancy gains in the Company's Core 1999 Portfolio.

Weighted average occupancy for the year ended December 31, 2000 was 47,466 sites compared with 47,181 sites for the same period in 1999. The occupancy rate for the total portfolio was 91.1 percent on 52,347 sites as of December 31, 2000, compared to 91.7 percent on 51,659 sites as of December 31, 1999. The occupancy rate on the stabilized portfolio (communities where the Company does not have or has not recently had, expansion of the community) was 92.5 percent as of December 31, 2000. The Company also added 275 available sites to its portfolio through expansion of its communities. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2000 was $316 compared with $302 for the same period in 1999.

Interest income primarily includes interest on notes receivable and advances to affiliates. The increase of $3,998,000 for the year ended December 31, 2000 from the same period in 1999 is due primarily to increased interest income from Company-funded development projects, increased lending activity, as well as an increase in interest rates.

Management fee and other income primarily includes management fee and transaction fee income for the management of 44 manufactured home communities and equity earnings from CSI. Included in this amount is approximately $3.2 million of acquisition and transaction fees due to N'Tandem's acquisitions activity in 2000. Also included in management fee and other income is approximately $2.1 million of management and advisory fees from the N'Tandem properties. The Company expects to continue to earn management, advisory and other fees from N'Tandem in 2001, and estimates the recurring component of revenues from N'Tandem and it's properties to stabilize.

Property operating and maintenance expense for the year ended December 31, 2000 increased by $1,343,000 or 2.7 percent from the prior year. The majority of the increase was due to operating expense increases in the Company's Core 1999 Portfolio, and to a lesser extent, acquisitions. On a per site basis, monthly weighted average property operating and maintenance expense increased to $91.03 per site, or 2.0 percent.

Real estate taxes for the year ended December 31, 2000 increased by $751,000 or
5.9 percent from the year ended December 31, 1999. The increase is due primarily to acquisitions, expansions of communities, and increases in property tax rates.

On a per site basis, monthly weighted average real estate taxes were $23.57 in 2000 compared to $22.39 in 1999, an increase of 5.3 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which the Company operates.

Administrative expense in 2000 was 5.1 percent of total revenues as compared to
5.2 percent in 1999.

Interest and related amortization costs increased for the year ended December 31, 2000 by $4,082,000, as compared with the year ended December 31, 1999. The increase is attributed primarily to the indebtedness incurred to finance acquisitions, development, and lending activities. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 2000 from 7.4 percent in 1999.

Depreciation expense for the year ended December 31, 2000 increased $2,094,000 from the same period a year ago. The increase is directly attributed to acquisitions, expansions, and additions. Depreciation expense as a percentage of average depreciable rental property in 2000 remained relatively unchanged from 1999.

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

The following table summarizes certain information relative to the Company's properties, as of and for the years ended December 31, 1999 and 1998. The Company considers all communities owned by the Company as of January 1, 1998 as the "Core 1998 Portfolio".

                                                   Core 1998 Portfolio                         Total
Dollars in thousands, except per site            1999               1998              1999                1998
                                               ---------          ---------         ---------           ---------
As of December 31,
---------------------------------------
Number of Communities                                145                145               165                 165
Total manufactured homesites                      46,235             45,836            51,659              51,101
Occupied sites                                    42,418             42,374            47,383              47,192
Occupancy %                                         91.7%              92.4%             91.7%               92.4%

For the year ended, December 31,
---------------------------------------
Rental Income                                  $ 162,115          $ 154,712         $ 177,789           $ 167,206
Property operating expenses                    $  57,971          $  55,122         $  63,181           $  59,345
Net operating income                           $ 104,144          $  99,590         $ 114,608           $ 107,861
Weighted average monthly rent per site         $     307          $     295         $     302           $     292

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

Interest income primarily includes interest on notes receivable and advances to joint ventures affiliates. The increase of $3,115,000 for the year ended December 31, 1999 from the same period in 1998 is due primarily to increased interest income from Company-funded development projects, as well as increases in interest rates.

Management fee and other income primarily include management fee and transaction fee income for the management of 44 manufactured home communities, and equity earnings from CSI. The increase in 1999 from 1998 is due primarily to increased development activities in which the Company funds the development costs and recognizes interest income and expenses and increased equity earnings from CSI.

Property operating and maintenance expense for the year ended December 31, 1999 increased by $3,412,000 or 7.3 percent from the same period a year ago. The majority of the increase was due to increases in the Company's Core 1998 Portfolio, and to a lesser extent, acquisitions. On a per site basis, monthly weighted average property operating and maintenance expense increased to $89.21 per site, or 4.3 percent.

Real estate taxes for the year ended December 31, 1999 increased by $424,000 or
3.5 percent from the year ended December 31, 1998. The increase is due primarily to acquisitions and expansions of communities and general increases. On a site basis, monthly weighted average real estate taxes were $22.39 in 1999 compared to $22.25 in 1998, an increase of .63 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in tax rates in the tax jurisdictions in which the Company operates.

Administrative expense in 1999 was 5.2 percent of total revenues as compared to
4.8 percent in 1998.

Interest and related amortization costs for the year ended December 31, 1999 increased by $1,031,000, as compared with the year ended December 31, 1998. The increase is attributed primarily to the indebtedness incurred to finance acquisitions and development. Interest expense as a percentage of average debt outstanding decreased to approximately 7.4 percent for 1999 from 7.7 percent in 1998.

Depreciation expense for the year ended December 31, 1999, increased $2,168,000 from the same period a year ago. The increase is directly attributed to acquisitions and expansions. Depreciation expense as a percentage of average depreciable rental property in 1999 remained relatively unchanged from 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $84,961,000 for the year ended December 31, 2000, compared to $77,464,000 for the same period in 1999. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the year ended December 31, 2000 was $73,123,000. This amount represents acquisitions, joint venture investments and advances, lending activity, capital expenditures and development costs. During 2000, the Company acquired two communities with a total of 410 sites and purchased development properties in Michigan and Iowa. These acquisitions were financed primarily by borrowings under the Company's lines of credit.

Net cash used in financing activities for the year ended December 31, 2000 was $12,087,000. This consisted primarily of $81,534,000 in dividends and distributions paid to shareholders and OP Unitholders, $214,997,000 in payment of debt, and repurchasing approximately $11.3 million of common shares, offset partially by proceeds from debt issuances of $295,295,000.

During 2000, the Company invested approximately $10,100,000 in the expansion of its existing communities, resulting in the addition of 275 available sites to its portfolio. In addition, during 2000, the Company invested or advanced $22,000,000 to certain affiliates of the Company. This consisted primarily of approximately $5,500,000 to joint ventures, through which the Company, or its joint venture partner is developing manufactured home communities, and $13,800,000 to N'Tandem, an entity in which the Company owns approximately 10 percent of its outstanding equity and has made loans aggregating $38,466,000 as of December 31, 2000. For the year ended December 31, 2000, recurring property capital expenditures, other than development costs, were approximately $7,400,000. Capital expenditures have historically been financed out of operating cash flow and it is the Company's intention that such future expenditures will also be financed out of operating cash flow.

At December 31, 2000, the Company had a $100 million line of credit arrangement with BankOne, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations (the "BankOne Credit Facility"). The line of credit is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 80 basis points. The line was scheduled to mature in 2001. In February 2001, the Company renegotiated the BankOne Credit Facility and increased it from $100 million to $125 million. The term of the new facility is three years and bears interest at LIBOR plus 90 basis points. In addition, the Company has a $7.5 million unsecured line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points and matures in October 2001 (the "US Bank Facility" and, together with the BankOne Credit Facility the "Credit Facilities"). As of December 31, 2000, approximately $74.7 million was outstanding under the Company's Credit Facilities and the Company had $32.8 million available in additional borrowing capacity, which was increased to approximately $57.8 million in available capacity with the February 2001 expansion of the BankOne Credit Facility.

As of December 31, 2000, the Company had outstanding, in addition to the Credit Facilities, $320 million of unsecured senior debt with a weighted average interest rate and remaining maturity of 7.5 percent and 3.7 years, respectively, and $136.9 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.8 percent and 8.9 years, respectively. As of December 31, 2000, the Company had approximately $535 million of total debt outstanding, representing approximately 34 percent of the Company's total market capitalization. All of the debt is fixed rate debt, other than the Company's Credit Facilities, and has a weighted average interest rate of 7.6 percent.

In June 2000, the Company issued $116 million of 7.8% fixed rate mortgage debt, maturing in 2010, and collateralized by seven properties. Also in 2000, the Company issued a total of $150 million of Unsecured Senior Notes, $100 million at 8.3% maturing March 1, 2005 and $50 million at 8% maturing August 1, 2003, resulting in net proceeds of $149 million. During 2000, the Company issued and repaid a $30 million unsecured short-term loan.

On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. As of December 31, 2000, the Company repurchased 453,900 shares for approximately $11.3 million.

In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities and land for development and new community development activities represent the principal long-term liquidity needs of the Company. The Company does not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intends to meet its long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133-an amendment of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133". This statement amends certain requirements of SFAS 133. The Company will prospectively adopt SFAS No. 138 on January 1, 2001, the required date of adoption. The adoption of SFAS No. 138 will not have a material impact on the financial statements of the Company, but will result in the reclassification of certain deferred gains and losses to accumulated other comprehensive income.

In 2000, the Company adopted Staff Accounting Bulletin ("SAB") 101 released by the Securities and Exchange Commission, entitled "Revenue Recognition in Financial Statements". SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on specific criteria. The adoption of SAB 101 had no material effect on the Company's financial position or results of operations.

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

                                                                     For the Year Ended December 31,
(In thousands)                                   2000            1999             1998             1997                1996
                                               ---------       ---------        ---------        ---------           ---------
Income before minority interest                $  48,722       $  44,962        $  34,486        $  24,688           $  16,100
Less:
  Income allocated to
     Preferred OP Units                            6,094           6,094            4,249                -                   -
Plus:
  Depreciation of rental property                 43,289          41,161           38,962           30,867              11,360
  Amortization of intangibles                          -             405              446              407                   -
  Gain on sales of properties                          -          (2,805)            (253)               -                   -
                                               ---------       ---------        ---------        ---------           ---------
Funds from operations                          $  85,917       $  77,629        $  69,392        $  55,962           $  27,460
                                               =========       =========        =========        =========           =========

NAREIT has revised its definition of FFO. The Company adopted the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add-back of the non-recurring items in the calculation of FFO. The application of this new definition decreased FFO in 1998 by $375,000, and had no effect on any other years reported.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

The Company's primary market risk exposure is interest rate risk. Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity. As of December 31, 2000, the Company's Credit Facilities represented its only variable rate debt.

The following table sets forth information as of December 31, 2000, concerning the Company's debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

                                                              For the Year Ended December 31,
                               2001         2002         2003         2004         2005      Thereafter      Total          FV
 Debt obligations
   Fixed rate                $  1,320     $ 1,842     $ 121,483    $ 103,338    $ 107,947    $ 120,969     $ 456,899     $ 454,079
   Average interest rate          7.9%        7.9%          7.7%         6.8%         8.5%         7.8%          7.6%
   Variable rate             $ 74,730                                                                      $  74,730     $  74,730
   Average interest rate          7.5%
 Total debt                  $ 76,050     $ 1,842     $ 121,483    $ 103,338    $ 107,947    $ 120,969     $ 531,629     $ 528,809

The Company faces market risk relating to its fixed-rate debt upon re-financing of such debt and depending upon prevailing interest rates at the time of such re-finance. As a result of the Company's successful re-financing and extension of its fixed-rate debt, as illustrated in the above chart, it will not need to re-finance any of its fixed-rate debt until 2003.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in LIBOR rates would result in an approximate $747,000 increase in interest expense based on $74.7 million of variable rate debt outstanding at December 31, 2000.

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

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

                       Report of Independent Accountants

To the Shareholders and Board of Directors of Chateau Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Chateau Communities, Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
February 14, 2001

                           CHATEAU COMMUNITIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     For the Year Ended December 31,
                                                              ---------------------------------------------
In thousands, except per share data
                                                                2000              1999              1998
                                                              ---------         ---------         ---------
Revenues
  Rental income                                               $ 186,963         $ 177,789         $ 167,206
  Interest income                                                10,794             6,796             3,681
  Management fee and other income                                 7,008             4,778             2,243
                                                              ---------         ---------         ---------
                                                                204,765           189,363           173,130

Expenses
  Property operating and maintenance                             51,849            50,506            47,094
  Real estate taxes                                              13,426            12,675            12,251
  Depreciation and amortization                                  43,920            41,826            39,658
  Administrative                                                 10,448             9,881             8,354
  Interest and related amortization                              36,400            32,318            31,287
                                                              ---------         ---------         ---------
                                                                156,043           147,206           138,644
                                                              ---------         ---------         ---------

  Income before net gain on sales of properties                  48,722            42,157            34,486
  Net gain on sales of properties                                     -             2,805                 -
                                                              ---------         ---------         ---------

Income before minority interests                                 48,722            44,962            34,486

Less income allocated to minority interests:
     Preferred OP Units                                           6,094             6,094             4,249
     Common OP Units                                              4,842             4,242             3,436
                                                              ---------         ---------         ---------
Net income available to common shareholders                   $  37,786         $  34,626         $  26,801
                                                              =========         =========         =========

Per share/OP Unit information

     Basic earnings per common share                          $    1.33         $    1.23         $    0.98
                                                              =========         =========         =========

     Diluted earnings per common share                        $    1.32         $    1.23         $    0.97
                                                              =========         =========         =========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

(In thousands)                                                                                       December 31,
                                                                                       --------------------------------------
                                                                                          2000                       1999
                                                                                       -----------                -----------
Assets
Rental property:
     Land                                                                              $   139,417                $   135,811
     Land and improvements for expansion sites                                              26,145                     23,320
     Manufactured home community improvements                                              836,228                    816,278
     Community buildings                                                                    56,403                     55,978
     Furniture and other equipment                                                          33,258                     24,063
                                                                                       -----------                -----------
     Total rental property                                                               1,091,451                  1,055,450

        Less accumulated depreciation                                                      235,653                    192,015
                                                                                       -----------                -----------

          Net rental property                                                              855,798                    863,435

Cash and cash equivalents                                                                       99                        348
Rents and other receivables, net                                                             7,107                      3,257
Notes receivable                                                                            24,539                      8,485
Investments in and advances to affiliates                                                  119,727                     97,761
Prepaid expenses and other assets                                                           10,594                      8,387
                                                                                       -----------                -----------

          Total assets                                                                 $ 1,017,864                $   981,673
                                                                                       ===========                ===========
Liabilities
Debt                                                                                   $   535,470                $   452,556
Accrued interest payable                                                                     6,953                      5,284
Accounts payable and accrued expenses                                                       14,085                     17,688
Rents received in advance and security deposits                                              7,816                      7,044
Dividends and distributions payable                                                            765                     16,139
                                                                                       -----------                -----------
          Total liabilities                                                                565,089                    498,711

Minority interests in Operating Partnership                                                116,863                    121,142

Commitments and contingencies (Notes 11 & 12)                                                    -                          -

Shareholders' Equity
Preferred stock, $.01 par value, 2 million shares authorized;
  no shares issued or outstanding                                                                -                          -
Common stock, $.01 par value,  90 million shares authorized
  28,531,675 and 28,424,900 shares issued and outstanding
  at December 31, 2000 and 1999, respectively                                                  285                        284
Additional paid-in capital                                                                 445,905                    446,231
Dividends in excess of accumulated earnings                                                (97,605)                   (76,647)
Notes receivable from officers, 577,432 and 371,698 shares
  outstanding at December 31, 2000 and 1999, respectively                                  (12,673)                    (8,048)
                                                                                       -----------                -----------

     Total shareholders' equity                                                            335,912                    361,820
                                                                                       -----------                -----------

     Total liabilities and shareholders' equity                                        $ 1,017,864                $   981,673
                                                                                       ===========                ===========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    For the Year Ended December 31 ,
                                                             ------------------------------------------------
In thousands, except per share data                               2000              1999              1998
                                                             -------------       ----------        -----------
Common stock:
  Balance at beginning of period                              $       284        $     279          $      255
  Common stock issued, net of issuance costs                            -                -                  19
  Issuance of shares from awards, exercise of
    options and sales to key employees                                  4                1                   4
  Issuance of shares in exchange for OP Units                           1                4                   2
  Repurchase and retirement of shares                                  (4)               -                  (1)
                                                              -----------        ---------          ----------
  Balance at end of period                                    $       285        $     284          $      279
                                                              ===========        =========          ==========

Additional paid-capital:
  Balance at beginning of period                              $   446,231        $ 432,711          $  356,780
  Common stock issued, net of issuance costs                            -                -              53,659
  Issuance of shares from awards, exercise of options
    and sales to key employees                                      8,607            3,394               9,115
  Issuance of shares in exchange for OP Units                       3,700            9,212               6,553
  Repurchase and retirement of shares                             (11,319)             (61)               (931)
  Transfer (to) from minority interests ownership in
    Operating Partnership                                          (1,314)             975               7,535
                                                              -----------        ---------          ----------
  Balance at end of period                                    $   445,905        $ 446,231          $  432,711
                                                              ===========        =========          ==========

Dividends in excess of accumulated earnings:
  Balance at beginning of period                              $   (76,647)       $ (56,637)         $  (33,174)
  Net income                                                       37,786           34,626              26,801
  Dividends declared $2.06, $1.94 and $1.82 per share             (58,744)         (54,636)            (50,264)
                                                              -----------        ---------          ----------
  Balance at end of period                                    $   (97,605)       $ (76,647)         $  (56,637)
                                                              ===========        =========          ==========

Notes receivable, officers:
  Balance at beginning of period                              $    (8,048)       $  (8,418)         $     (895)
  Issuance of 205,734 and 357,062 shares in 2000 and
    1998, respectively, through sales to key employees             (4,670)               -              (7,557)
  Payments received                                                    45              370                  34
                                                              -----------        ---------          ----------
  Balance at end of period                                    $   (12,673)       $  (8,048)         $   (8,418)
                                                              ===========        =========          ==========

  Total shareholders' equity, end of period                   $   335,912        $ 361,820          $  367,935
                                                              ===========        =========          ==========

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Year Ended December 31,
                                                                            ---------------------------------------------------
In thousands                                                                  2000                   1999               1998
                                                                            ---------              --------           ---------
Cash flows from operating activities:
  Net income                                                                $  37,786              $ 34,626           $  26,801
  Adjustments to reconcile net income to net cash provided
     by operating activities:
      Income attributed to minority interests                                   4,842                 4,242               3,436
      Net gain on sale of properties                                                -                (2,805)                  -
      Depreciation and amortization                                            43,920                41,826              39,658
      Amortization of debt issuance costs                                         605                   730                 764
      Increase in operating assets                                             (1,299)               (3,243)               (690)
      Increase (decrease) in operating liabilities                               (893)                2,088               2,591
                                                                            ---------              --------           ---------
        Net cash provided by operating activities                              84,961                77,464              72,560
                                                                            ---------              --------           ---------

Cash flows from investing activities:
  Acquisitions of rental properties and land to be developed                   (5,725)              (13,259)           (116,605)
  Dispositions of rental properties                                                 -                13,108               3,329
  Additions to rental properties and equipment                                (29,378)              (24,606)            (14,958)
  Investments in and advances to affiliates                                   (21,966)              (27,682)            (38,855)
  Advances on notes receivables, net                                          (16,054)               (4,338)                  -
                                                                            ---------              --------           ---------
        Net cash used in investing activities                                 (73,123)              (56,777)           (167,089)
                                                                            ---------              --------           ---------

Cash flows from financing activities:
  Borrowings on lines of credit                                               305,599               119,130             120,935
  Payments on lines of credit                                                (328,186)              (58,549)           (109,200)
  Principal payments on debt                                                   (1,572)               (1,176)             (1,828)
  Proceeds from the issuance of debt                                          295,295                     -                   -
  Payoff of debt                                                             (190,838)              (23,598)             (3,315)
  Payment of debt issuance costs                                                 (617)                    -                (237)
  Distributions to shareholders/OP Unitholders                                (81,534)              (60,244)            (53,629)
  Common shares/OP Units repurchased and retired                              (11,323)                  (76)               (932)
  Net proceeds from the issuance of common shares                                   -                     -              53,678
  Net proceeds from the issuance of Preferred OP Units                              -                     -              73,002
  Exercise of common stock options and other                                    1,089                 3,724               1,595
                                                                            ---------              --------           ---------
        Net cash provided by (used in) financing activities                   (12,087)              (20,789)             80,069
                                                                            ---------              --------           ---------

Decrease in cash and cash equivalents                                            (249)                 (102)            (14,460)
Cash and cash equivalents, beginning of period                                    348                   450              14,910
                                                                            ---------              --------           ---------

Cash and cash equivalents, end of period                                    $      99              $    348           $     450
                                                                            =========              ========           =========

Supplemental information:
  Cash paid for interest, net of amounts capitalized                        $  34,126              $ 30,626           $  30,110
                                                                            =========              ========           =========

Fair market value of OP Units/shares issued for
     acquisitions/development                                               $     754              $ 13,341           $  29,150
                                                                            =========              ========           =========

Debt assumed in connection with acquisitions and development                $   1,835              $    650           $  34,171
                                                                            =========              ========           =========


   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ______

1.   Organization and Formation of Company:
     -------------------------------------

Chateau Communities, Inc. (the "Company"), a real estate investment trust, was formed in November 1993 as Chateau Properties, Inc. In 1997, the Company merged with ROC Communities, Inc. ("ROC").

The Company considers itself to be engaged in only one industry segment. The Company is engaged in the business of owning and operating manufactured housing community properties primarily through CP Limited Partnership (the "Operating Partnership"). As of December 31, 2000, the Company owned 166 properties containing an aggregate of 52,347 homesites and 1,359 park model/RV sites, located in 28 states. Approximately 31 percent of these homesites were in Michigan and 25 percent were in Florida. The Company also fee managed 44 properties containing an aggregate of 9,200 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company, generally for a term of one year of less.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company, its wholly owned qualified REIT subsidiaries and its Operating Partnership. The Company and ROC are general partners of the Operating Partnership. All significant inter-entity balances and transactions have been eliminated in consolidation.

The Company conducts manufactured home sales and brokerage activities through its taxable subsidiary Community Sales, Inc. ("CSI"). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow. The Company accounts for its investment in CSI utilizing the equity method of accounting, since the Company does not own any of the voting common stock of this entity.

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and are renewable upon the consent of both parties or, in some instances, as provided by statute. Rent received in advance is deferred and recognized in income when earned.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under Section 856(c) of the Internal Revenue Code of 1986, as amended. The Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company remains subject to certain state and local taxes on its income and property as well as Federal income and excise taxes on its undistributed income.

                           CHATEAU COMMUNITIES, INC

                                    ______

Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The conversion of an OP Unit to common stock has no effect on earnings per common share since the earnings of an OP Unit are equivalent to the earnings of a share of common stock. Diluted earnings per common share are computed assuming the exercise of all outstanding stock options that would have a dilutive effect.

Rental Property

Rental property is carried at cost less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of the recoverability of its rental property includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. If a rental property is determined to be significantly impaired, the asset is written down to its estimated fair value. For the years ended December 31, 2000 and 1999 there were no impairment conditions at any of the Company's properties.

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                          Estimated Useful
Class of Asset                                              Lives (Years)
--------------                                            ----------------
Manufactured home community improvements                      20 to 30
Community buildings                                           25 to 30
Furniture and other equipment                                  3 to 10

Maintenance, repairs, and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized. When rental property assets are sold or otherwise retired, the cost of such assets, net of accumulated depreciation, compared to the sales proceeds, are recognized in income as gains or losses on disposition.

Capitalized Interest

Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Interest capitalized by the Company for the years ended December 31, 2000, 1999, 1998, was $1,646,000, $1,249,000, and $579,000 respectively.

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

                           CHATEAU COMMUNITIES, INC

                                    ______

Debt Issuance Costs

Costs incurred to obtain financing and costs of interest rate protection are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related loans or agreements. These costs, net of accumulated amortization, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments other than debt approximate their carrying values at December 31, 2000 and 1999. The fair value of the Company's debt at December 31, 2000 and 1999 was estimated to be $533 million and $447 million, respectively, based on current interest rates for comparable loans.

Minority Interests

Minority interests include common operating partnership units ("OP Units") that are convertible into an equivalent number of shares of the Company's common stock. Issuance of additional shares of common stock or OP Units changes the percentage ownership of both the minority interests and the Company. Since an OP Unit is equivalent to a common share (due to, among other things, its exchangeability for a common stock share), such transactions are treated as capital transactions and result in an equity transfer adjustment among shareholders' equity and minority interests in the Company's consolidated balance sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

Income before minority interests is ascribed to the holders of common OP Units based on their respective weighted average ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of common OP Units held by the limited partners by the total common OP Units outstanding, including the OP Units held by the Company.

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

                           CHATEAU COMMUNITIES, INC

                                    ______

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133-an amendment of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133". This statement amends certain requirements of SFAS 133. The Company will prospectively adopt SFAS No. 138 on January 1, 2001, the required date of adoption. The adoption of SFAS No. 138 will not have a material impact on the financial statements of the Company, but will result in the reclassification of certain deferred gains and losses to accumulated other comprehensive income.

In 2000, the Company adopted Staff Accounting Bulletin ("SAB") 101 released by the Securities and Exchange Commission, entitled "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on specific criteria. The adoption of SAB 101 had no material effect on the Company's financial position or results of operations.

3.   Common Stock and Related Transactions:
     ----------------------------------------

On February 29, 2000, the Company announced the establishment of a share repurchase program pursuant to which it may repurchase up to 1,000,000 shares of common stock from time to time. As of December 31, 2000, the Company repurchased 453,900 shares for approximately $11.3 million.

The following table represents the changes in the Company's outstanding common stock for the years ended December 31, 2000, 1999, and 1998.

                                                                    2000             1999             1998
                                                                ------------     ------------     ------------
Common shares outstanding at January 1                            28,424,900       27,936,016       25,476,172
Common stock issued                                                        -                -        1,850,000
Shares repurchased and retired                                      (453,900)          (2,765)         (43,333)
Shares issued in exchange for OP Units                               141,328          349,233          246,489
Shares issued through stock awards, sales to key employees
   and the exercise of stock options                                 419,347          142,416          406,688
                                                                ------------     ------------     ------------
Common shares outstanding at December 31                          28,531,675       28,424,900       27,936,016
                                                                ============     ============     ============

                           CHATEAU COMMUNITIES, INC

                                    ______

The Company paid a dividend/distribution of $.515 per common share/OP Unit on April 14, 2000; July 14, 2000; October 16, 2000 and December 29, 2000 to
shareholders and OP Unitholders of record as of March 31, 2000; June 30, 2000; September 30, 2000 and December 15, 2000, respectively.

The Company paid a dividend/distribution of $.485 per common share/OP Unit on April 14, 1999; July 15, 1999; October 15, 1999 and January 18, 2000 to
shareholders and OP Unitholders of record as of March 31, 1999; June 30, 1999; September 30, 1999 and December 27, 1999, respectively. The dividend/distribution paid on January 18, 2000 was included in distributions payable in the accompanying consolidated balance sheet as of December 31, 1999.

The notes receivable from officers bear interest and are collateralized by the underlying common shares.

In February 1998, the Company received net proceeds of approximately $53.7 million from the issuance of 1,850,000 shares of its common stock. The proceeds from the offering were used to finance acquisitions made in March 1998 and to reduce outstanding balances under the Company's line of credit, which was used to finance acquisitions made in January 1998.

                                                                                 For the Year Ended December 31,
                                                                         -----------------------------------------------
(In thousands, except per share data)                                      2000                1999              1998
                                                                         ---------           ---------         ---------
Basic EPS:
  Income (1)                                                             $  42,628           $  38,868         $  30,237
                                                                         =========           =========         =========

  Weighted average common shares outstanding                                28,480              28,135            27,282
  Weighted average common OP Units outstanding                               3,650               3,447             3,497
                                                                         ---------           ---------         ---------
  Weighted average common shares and OP Units - Basic                       32,130              31,582            30,779
                                                                         =========           =========         =========

  Per Share                                                              $    1.33           $    1.23         $    0.98
                                                                         =========           =========         =========

Diluted EPS
  Income (1)                                                             $  42,628           $  38,868         $  30,237
                                                                         =========           =========         =========

  Weighted average common shares outstanding                                28,480              28,135            27,282
  Weighted average common OP Units outstanding                               3,650               3,447             3,497
  Employee stock options                                                        94                 132               275
                                                                         ---------           ---------         ---------

  Weighted average common shares and OP Units - Diluted                     32,224              31,714            31,054
                                                                         =========           =========         =========

  Per Share                                                              $    1.32           $    1.23         $    0.97
                                                                         =========           =========         =========

  (1) Represents income before minority interests less the income allocated to the Preferred OP Units.

                           CHATEAU COMMUNITIES, INC

                                    ______

4.  Acquisitions and Dispositions of Rental Property:
    ------------------------------------------------

    The following table summarizes acquisitions made by the Company as follows:

           (Dollars in thousands)

                                                                     Allocated to       Value of OP
                             Number of      Number of                  Assets          Units/Shares        Debt
     Acquisition Date       Communities       Sites         State     Acquired            Issued          Assumed        Cash (1)
    -------------------------------------------------------------------------------------------------------------------------------
    December 2000              1              295            GA        $ 2,550         $        17      $     1,835     $     698

    February 2000              1              115            AL        $ 1,600         $         -      $         -     $   1,600

    October 1999               1              315            AL        $ 8,712         $         -      $       650     $   8,062

    April 1999                 1              309            AL        $ 4,013         $         -      $         -     $   4,013

    April 1998                10            2,587            MI        $78,100         $         -      $    12,401     $  65,699
                               2              607            NC

    March 1998                 5              839            IN        $37,600         $         -      $         -     $  37,600
                               1              662            MI

    January 1998               2              961            SC        $15,900         $     9,620      $         -     $   6,280

    January 1998              10            1,093 (2)        FL        $38,700         $    18,307      $    19,335 (3) $   1,058
                               4              276            CT

    (1) The cash used to finance the Company's acquisitions was provided by borrowings on the line of credit, the issuance of 1.85 million common shares in February 1998 (see Note 3) and the issuance of $75 million of Preferred Units in 1998.
    (2)  Does not include park/model RV sites.
    (3) Includes $12 million for a capital lease obligation, which was converted to OP Units in 1999.

    The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 1998 had occurred on January 1, 1998. No pro forma adjustments were made for the 2000 and 1999 acquisitions, as the effects on reported results were not material. The pro forma income statement information is not necessarily indicative of the results, which actually would have occurred if these acquisitions had been consummated on January 1, 1998.

    (In thousands, except per share data)
                                                 1998
                                           -----------
     Revenues                              $   176,154
                                           ===========
     Total expenses                        $   141,125
                                           ===========
     Net income *                          $    29,872
                                           ===========
     Per common share*                     $      0.93
                                           ===========

*After allocation to Preferred OP Units. Assumes all common OP Units are exchanged for common stock.

                           CHATEAU COMMUNITIES, INC

                                    ______
In 2000, the Company also acquired land to be used for future development for a total of $3,427,000.

During the year 1999, the Company disposed of two properties in Florida, with a total of 509 sites for a combined price of $11,700,000. These dispositions resulted in a net gain of $2,805,000.

5.   Notes Receivable
     ----------------

Included in notes receivable is $20.4 million of notes receivable from entities that are not affiliated with the Company. These entities all own, or are developing, manufactured home communities. These notes are collateralized by manufactured home communities or by partnership interest in partnerships that own manufactured home communities. These notes have a weighted average interest rate of 12.2% and mature between 2002 and 2009. Management has evaluated the collectibility of these receivables and has determined that no valuation allowance is necessary.

6.  Investments in and Advances to Affiliates
    -----------------------------------------

Investments in and advances to affiliates as of December 31, consisted of the following:

                                           2000                1999
                                       ------------       ------------

Community Sales, Inc. ("CSI")              $ 25,242            $22,538
Development joint ventures                   56,019             50,567
N'Tandem Trust ("N'Tandem")                  38,466             24,656
                                       ------------       ------------
                                           $119,727            $97,761
                                       ============       ============

CSI
----

Advances to CSI are primarily used to finance inventory purchases. These advances have an interest rate of prime plus 1% (10.5 percent as of December 31, 2000). The Company accounts for its investment in CSI using the equity method of accounting

Development joint ventures
---------------------------

The Company is currently involved in seven joint ventures to construct ground-up "greenfield communities". In the majority of the arrangements, the Company acts as the developer or co-developer, performing all accounting and property management functions, and the Company acts as a lender to finance the development costs. As such, the Company advances amounts to the joint ventures to fund construction and recognizes the related interest income as earned. The Company primarily borrows on its line of credit to fund the advances and, accordingly, includes the related borrowing costs in interest expense and related debt in its balance sheet. In the majority of the arrangements, the Company has the option to purchase the completed community when it reaches a pre-determined occupancy rate. The Company is also involved in two joint ventures in which its joint venture partner is constructing the communities. The Company has similar arrangements to lend these joint ventures funds to finance development. The Company accounts for its joint ventures which it does not control utilizing the equity method of accounting.

                           CHATEAU COMMUNITIES, INC

                                    ______

N'Tandem
--------

In March 1998, the Company entered into an investment agreement ("Agreement") with N'Tandem. Pursuant to the Agreement, the Company purchased 19,139 common equity shares of N'Tandem. The Company owns approximately 10 percent of N'Tandem's outstanding stock and accounts for its investment utilizing the equity method of accounting. The Company also recognizes income from a property management agreement, an advisory agreement and interest income on advances as earned.

During 2000, 1999, and 1998, N'Tandem borrowed $13.8 million, $23.6 million and $10.7 million from the Company in order to fund acquisitions. In 1999 N'Tandem obtained a line of credit that was used to repay some of the borrowings in 1999 and 2000. These notes were due December 31, 2000. During 2000, the Company extended the maturity to December 2001. As of December 31, 2000, all amounts owed the Company were unsecured borrowings bearing interest at the prime rate of interest plus one percent per annum.

As of December 31, 2000 N'Tandem owned 36 communities with 7,835 homesites.


     7.   Financing:
          ----------

The following table sets forth certain information regarding debt at December

                                      Weighted                                          Principal Balance
                                       Average                                            (In thousands)
                                   Interest Rate           Maturity Date              2000                1999
                                 ----------------       ------------------      ---------------     -------------
Fixed rate mortgage notes              7.82%                2002-2010              $136,899            $105,802
Unsecured Senior Notes                 7.50%                2003-2005               320,000             245,000
Unsecured lines of credit              7.46%                     2001                74,730              97,317
Other notes payable                                                                   3,841               4,437
                                                                                -----------          ----------
                                                                                   $535,470            $452,556
                                                                                ===========          ==========

At December 31, 2000, the Company had a $100 million line of credit arrangement with BankOne, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 80 basis points (7.32 percent at December 31, 2000). The line was scheduled to mature in 2001. In February 2001, the Company renegotiated this facility and increased it from $100 million to $125 million. The term of the new facility is three years and bears interest at LIBOR plus 90 basis points. In addition, the Company has a $7.5 million unsecured line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (7.77 percent at December 31, 2000). As of December 31, 2000, approximately $74.7 million was outstanding under the Company's lines of credit and the Company had available $32.8 million in additional borrowing capacity.

                           CHATEAU COMMUNITIES, INC

                                    ______
During 2000, the Company had approximately $86.2 million of mortgage debt and $75 million of unsecured Senior Notes mature. The Company repaid this debt using the proceeds from the issuance of new debt in 2000.

In June 2000, the Company issued $116 million of 7.8% fixed rate mortgage debt, maturing in 2010, and collateralized by seven properties. Also in 2000, the Company issued a total of $150 million of Unsecured Senior Notes, $100 million at 8.3% maturing March 1, 2005 and $50 million at 8% maturing August 1, 2003, resulting in net proceeds of $149 million. During 2000, the Company issued and repaid a $30 million unsecured short-term loan.

The Company has $100 million 6.92% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") due December 10, 2014. The remarketing dealer paid the Company $2 million for the right to remarket the securities in 2004. The remarketing fee is being amortized over the life of the related debt. Upon the remarketing dealer's election to remarket the MOPPRS(SM), the interest rate to the December 10, 2014 maturity date of the MOPPRS(SM) will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the remarketing agreement). In the event the remarketing dealer does not elect to remarket the MOPPRS(SM), the MOPPRS(SM) will mature in 2004.

As of December 31, 2000 the Company has a total of 15 collateralized properties.

The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property.

The aggregate amount of principal maturities for the fixed rate debt subsequent to December 31, 2000 (in thousands) is as follows:


                     2001                            $  1,320
                     2002                               1,842
                     2003                             121,483
                     2004                             103,338
                     2005                             107,947
                     Thereafter                       120,969
                                                -------------
                                                     $456,899
                                                =============

8.    Minority Interests in Operating Partnership:
      --------------------------------------------

Minority interests in the accompanying consolidated balance sheets represent both the common and preferred ownership interest in the Operating Partnership held by third parties. The common minority interest represents common OP Units, which are convertible into an equivalent number of shares of the Company's common stock. As of December 31, 2000 and 1999, common minority interest was approximately 11 and 12 percent, respectively.

Certain OP Unitholders convert their common OP Units into shares of common stock of the Company at a one for one exchange ratio. These transactions result in an increase of outstanding common shares, and a corresponding decrease of outstanding OP Units, classified as minority interests in the consolidated balance sheet.

                           CHATEAU COMMUNITIES, INC

                                    ______

The following is a summary of activity of the common minority interest in the Operating Partnership, including the transfer adjustment among the common minority interest and shareholders' equity in the consolidated balance sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

                                                                           Operating
                                                                          Partnership         Minority
(In thousands)                                                               Units            Interest
                                                                      ---------------     ---------------
Minority interest in Operating Partnership at January 1, 1998                   2,775             $35,272
Minority interest in income                                                         -               3,436
Distributions declared, $1.82 per unit                                              -              (6,295)
Issuance of OP Units at fair value in connection with
 acquisitions and development                                                     995              29,150
Exchange of OP Units for shares of common stock                                  (246)             (6,555)
Transfer to shareholders' equity                                                    -              (7,535)
                                                                        -------------       -------------
Minority interest in Operating Partnership at December 31, 1998                 3,524             $47,473


Minority interest in income                                                         -               4,242
Distributions declared, $1.94 per unit                                              -              (6,680)
Issuance of OP Units at fair value in connection with
 acquisitions and development                                                     531              13,341
Exchange of OP Units for shares of common stock                                  (349)             (9,216)
Transfer to shareholders' equity                                                    -                (975)
                                                                        -------------       -------------
Minority interest in Operating Partnership at December 31, 1999                 3,706             $48,185


Minority interest in income                                                         -               4,842
Distributions declared, $2.06 per unit                                              -              (7,488)
Issuance of OP Units at fair value in connection with
 acquisitions and development                                                      28                 754
Exchange of OP Units for shares of common stock                                  (141)             (3,701)
Transfer from shareholders' equity                                                  -               1,314
                                                                        -------------       -------------
Minority interest in Operating Partnership at December 31, 2000                 3,593             $43,906
                                                                        =============       =============

Also included in minority interests on the accompanying consolidated balance sheets are 1.5 million Preferred OP Units issued in April 1998. The balance at both December 31, 2000 and 1999 was approximately $73 million.

                           CHATEAU COMMUNITIES, INC

                                    ______

9.   Stock Option Plans:
     -------------------

The Company measures compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Company's 1999 and 1997 Equity Compensation Plans and 1993 Long Term Incentive Stock Plan (collectively, the "Plans") provide for up to 3.1 million shares of common stock that may be granted to directors, executive officers and other key employees. The Plans provide for the grant of options, restricted stock awards and stock appreciation rights. The compensation committee of the Board of Directors determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

Information concerning stock options is as follows:

                                                2000                       1999                         1998
                                    ---------------------------  -------------------------   ---------------------------
                                                      Weighted-                  Weighted-                     Weighted-
                                                       Average                    Average                       Average
    Shares subject to option:         Shares            Price      Shares          Price       Shares            Price
--------------------------------    ----------        --------   ----------      --------    ----------        ---------
Outstanding at beginning of year     1,417,218        $  25.66    1,236,893      $  24.79     1,197,406        $   21.66
Granted (1)                            547,000           24.19      384,160         27.73       447,500            30.12
Exercised                             (364,486)          21.79     (137,480)        21.30      (406,838)           19.30
Forfeited                              (59,398)          27.46      (66,355)        28.97        (1,175)           19.10
                                    ----------        --------   ----------      --------    ----------        ---------
Outstanding at end of year (2)       1,540,334        $  26.01    1,417,218      $  25.66     1,236,893        $   24.79
                                    ==========        ========   ==========      ========    ==========        =========

Options exercisable at year-end        634,442                      803,696                     823,257
                                    ==========                   ==========                  ==========

Options available for grant
  at year-end                          458,268                      945,870                     363,675
                                    ==========                   ==========                  ==========

(1) The options granted do not include the grant of 50,000 shares of restricted stock in 2000 to executive officers of the Company.
(2) For the year-ended December 31, 2000, 721,000 options are considered anti-dilutive.

For all options granted during 2000, 1999, and 1998, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price.

                           CHATEAU COMMUNITIES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ________


The following table summarizes information concerning outstanding and exercisable options at December 31, 2000.

                                       Options Outstanding                    Options Exercisable
                      ------------------------------------------------      ------------------------
                                                                                            Weighted
                                         Average          Weighted-                         Average
Range of Exercise       Number          Remaining          Average             Number       Exercise
     Prices           Outstanding     Contract Life     Exercise Price      Exercisable      Price
-----------------     -----------     -------------     --------------      -----------     --------
$18.26 - $26.00         822,334         7.6 years           $23.36            345,442        $22.18
$27.44 - $30.13         718,000         7.6 years           $29.04            289,000        $29.43

The fair value of each option was estimated as of date of grant using an option-pricing model with the following assumptions used:

                                                2000          1999            1998
                                             ------------  -------------   --------------
Estimated fair value per option granted      $    2.44     $    2.22       $    3.56

Assumptions:
     Annualized dividend yield                    7.70%         6.90%           6.25%
     Common stock price volatility                20.5%         17.3%           22.6%
     Risk-free rate of return                     6.38%         5.29%           5.63%
     Expected option term (in years)                 9            10              10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 2000, 1999 and 1998 consistent with the method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation", net income and net income per common share would have been:

                                                       2000            1999             1998
                                                  -------------    -------------    -------------
Net income, as reported                           $ 37,786,000     $ 34,626,000     $ 26,801,000
                                                  ============     ============     ============
Net income, pro forma                             $ 36,756,000     $ 34,347,000     $ 26,490,000
                                                  ============     ============     ============
Basic earnings per common share, as reported      $       1.33     $       1.23     $       0.98
                                                  ============     ============     ============
Basic earnings per common share, pro forma        $       1.29     $       1.22     $       0.97
                                                  ============     ============     ============
Diluted earnings per common share, as reported    $       1.32     $       1.23     $       0.97
                                                  ============     ============     ============
Diluted earnings per common share, pro forma      $       1.29     $       1.22     $       0.96
                                                  ============     ============     ============

                           CHATEAU COMMUNITIES, INC

                                    ______

10.  Savings Plan:
     -------------

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the "Savings Plan"). The Savings Plan allows employees of the Company and its subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $500,000, $560,000, and $550,000 for the Plan years ended December 31, 2000, 1999 and 1998 respectively.

11.  Related Party Transactions:
     ---------------------------

Rental expense of approximately $130,000 annually has been incurred for leased space in an office building owned by certain officers and equity owners. The office lease expires November 2001.

The Company, through CSI, purchases manufactured home inventory for resale from Clayton Homes, Inc. ("Clayton Homes"), which is affiliated with one of the Company's directors. During 1998 and 1999, CSI purchased 22 homes and one home respectively for a cost of approximately $540,000 and $32,000 from Clayton Homes.

In addition, when CSI sells homes, the purchaser may obtain financing from Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is also affiliated with the same director. In certain cases, for homes sold before June 1998, Vanderbilt has recourse to the Company if the loans are not repaid. As of December 31, 2000 there is a total of approximately $13.2 million of such amounts that are recourse to the Company.

Included in management and other income is $4,549,000, $1,610,000 and $582,000 of management and other fee income received from N'Tandem for the years ended December 31, 2000, 1999, and 1998 respectively. Included in this amount is approximately $3.2 million of acquisition and transaction fees and $1.3 million of management and advisory fees.

In December 2000, the Company purchased a manufactured home community from a partnership owned by two officers of the Company for $2,550,000. This community contains 295 developed homesites (See Note 4.)

12.  Contingencies:
     --------------

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse effect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture and affiliate arrangements, has guaranteed approximately $47.8 million of debt, $20 million of which is to N'Tandem.

                           CHATEAU COMMUNITIES, INC

                                    ______

13.  Quarterly Financial Information (Unaudited):
     --------------------------------------------

The following is quarterly financial information for the years ended December 31, 2000 and 1999 (amounts in thousands, except per share data)

                                                      First           Second          Third           Fourth
                                                     Quarter         Quarter         Quarter          Quarter
                    2000                             March 31,       June 30,      September 30,    December 31,
                                                    ---------       ---------      -------------    -----------
Total revenues                                      $  48,849       $  50,774        $  51,270       $   53,872
                                                    ---------       ---------      -------------    -----------

Operating income (a)                                $  30,593       $  31,976        $  32,235       $   34,238
                                                    ---------       ---------        ---------       ----------

Income before minority interests                    $  11,307       $  12,607        $  11,759       $   13,049

Less income allocated to minority interests
     Preferred OP Units                                 1,523           1,524            1,523            1,524
     Common OP Units                                    1,125           1,256            1,160            1,301
                                                    ---------       ---------        ---------       ----------
Net income available to common shareholders         $   8,659       $   9,827        $   9,076       $   10,224
                                                    =========       =========        =========       ==========

Net income per share - basic (b)                    $    0.30       $    0.35        $    0.32       $     0.36
                                                    =========       =========        =========       ==========
Net income per share - diluted (b)                  $    0.30       $    0.34        $    0.32       $     0.36
                                                    =========       =========        =========       ==========

                    1999
Total revenues                                      $  45,608       $  46,837        $  48,106       $   48,812
                                                    ---------       ---------        ---------       ----------

Operating income (a)                                $  28,238       $  28,953        $  28,910       $   30,200
                                                    ---------       ---------        ---------       ----------

Income before minority interests                    $   9,617       $  13,641        $  10,909       $   10,795

Less income allocated to minority interests
     Preferred OP Units                                 1,523           1,524            1,523            1,524
     Common OP Units                                      910           1,346            1,037              949
                                                    =========       =========        =========       ==========
Net income available to common shareholders         $   7,184       $  10,771        $   8,349       $    8,322
                                                    =========       =========        =========       ==========

Net income per share - basic (b)                    $    0.26       $    0.38        $    0.30       $     0.29
                                                    =========       =========        =========       ==========
Net income per share - diluted (b)                  $    0.26       $    0.38        $    0.30       $     0.29
                                                    =========       =========        =========       ==========

(a) Operating income represents total revenues less property operating and maintenance expense, real estate taxes and administrative expense. Operating income is a measure of the performance of the properties before the effects of depreciation and interest and related amortization costs.
(b) Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and to the change in the number of common shares outstanding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosures
---------------------

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

The information required by Item 10 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 17, 2001.

Item 11.  Executive Compensation
--------  ----------------------

The information required by Item 11 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 17, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

The information required by Item 12 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 17, 2001.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

The information required by Item 13 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 17, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

a.    1.  Financial Statements

          Report of Independent Accountants

          Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998.

          Consolidated Balance Sheets as of December 31, 2000 and 1999.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

          Notes to Consolidated Financial Statements

      2.  Financial Statement Schedule

          III - Real Estate and Accumulated Depreciation

      3.  Exhibits

Exhibit Number  (Referenced to Item 601 of Regulation S-K)

3 (i)           (a)(c) Chateau Communities, Inc. Amended and Restated Articles
                of Incorporation
3 (ii)          (b)(e) Chateau Communities, Inc. Amended and Restated Bylaws
3 (iii)         (m) Amendment to Bylaws of Chateau Communities, Inc. dated March
                21, 2000
4.1             (b) Form of Stock Certificate
4.2 (i)         (f) Indenture dated as of December 19, 1997 between CP Limited
                Partnership and The First National Bank of Chicago, as
                supplemented.
4.2 (ii)        (f) First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of
                Chicago, related to the $100,000,000 MadatOry Par Put Remarked
                Securities(SM) ("MOPPRS(SM)") due December 10, 2014.
4.2 (iii)       (f) Remarking Agreement dated as of December 23,1997 among
                Chateau Communities, Inc., CP Limited Partnership and the
                "Remarketing Dealer" named therein.
4.3*            (k) $100,000,000 8.5% Indenture, dated February 25, 2000, of CP
                Limited Partnership.
4.4*            (g) Note Purchase Agreement dated as of November 4, 1996,
                between Pacific Mutual and ROC Communities, Inc. for $70,000,000
                in Senior Notes due November 4, 2003
10.1            (h) Amended and Restated Agreement of Limited Partnership of CP
                Limited Partnership dated January 22, 1997
10.2            Lease of 19500 Hall Road
10.3            (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)         (e) Employment Agreement (McDaniel)
10.4(ii)        (e) Employment Agreement (Kellogg)
10.4(iii)       (e) Employment Agreement (Fischer)
10.4(iv)        (e) Employment Agreement (Davis)
10.5            (h) 1997 Equity Compensation Plan
10.6            (m) Long-Term Incentive Stock Plan

10.7            (i) Amendment to Amended and restated Agreement of Limited
                Partnership of CP Limited Partnership dated April 20, 1998
10.8            (j) Articles supplementary dated April 20, 1998
10.9            (l) 1999 Equity Compensation Plan
21              (d) List of Subsidiaries of Chateau Communities, Inc.
23              Consent of PricewaterhouseCoopers LLP

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601 (b) (4) (iii)(A) of Regulation S-K but will be filed upon request of the Commission.

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

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with Commission on May 23, 1997

(d) Incorporated by reference to the Exhibits filed with the Company's annual Report on Form 10-K filed for the year ended December 31, 1995 with the Commission on March 29, 1996.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 9, 1997.

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997.

(i) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(j) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(k) Incorporated by reference to the Exhibits filed with CP Limited Partnership's Form 8-K dated February 24 2000 and filed with the Commission on February 25, 2000.

(l) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

(m) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

b.     Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2000.

                                   Exhibits
                                     Index

Exhibits Number
(Referenced to Item 601 of
Regulation S-K)
3 (i)              (a)(c) Chateau Communities, Inc. Amended and Restated
                   Articles of Incorporation
3 (ii)             (b)(e) Chateau Communities, Inc. Amended and Restated Bylaws
3 (iii)            (m) Amendment to Bylaws of Chateau Communities, Inc. dated
                   March 21, 2000
4.1                (b) Form of Stock Certificate
4.2 (i)            (f) Indenture dated as of December 19, 1997 between CP
                   Limited Partnership and The First National Bank of Chicago,
                   as supplemented.
4.2 (ii)           (f) First Supplemental Indenture dated as of December 19,
                   1997 between CP Limited Partnership and The First National
                   Bank of Chicago, related to the $100,000,000 MadatOry Par Put
                   Remarked SecuritiesSM ("MOPPRSSM") due December 10, 2014.
4.2 (iii)          (f) Remarking Agreement dated as of December 23,1997 among
                   Chateau Communities, Inc., CP Limited Partnership and the
                   "Remarketing Dealer" named therein.
4.3*               (k) $100,000,000 8.5% Indenture, dated February 25, 2000, of
                   CP Limited Partnership.
4.4*               (g) Note Purchase Agreement dated as of November 4, 1996,
                   between Pacific Mutual and ROC Communities, Inc. for
                   $70,000,000 in Senior Notes due November 4, 2003
10.1               (h) Amended and Restated Agreement of Limited Partnership of
                   CP Limited Partnership dated January 22, 1997
10.2               Lease of 19500 Hall Road
10.3               (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)            (e) Employment Agreement (McDaniel)
10.4(ii)           (e) Employment Agreement (Kellogg)
10.4(iii)          (e) Employment Agreement (Fischer)
10.4(iv)           (e) Employment Agreement (Davis)
10.5               (h) 1997 Equity Compensation Plan
10.6               (m) Long-Term Incentive Stock Plan
10.7               (i) Amendment to Amended and restated Agreement of Limited
                   Partnership of CP Limited Partnership dated April 20, 1998
10.8               (j) Articles supplementary dated April 20, 1998
10.9               (l) 1999 Equity Compensation Plan
21                 (d) List of Subsidiaries of Chateau Communities, Inc.
23                 Consent of PricewaterhouseCoopers LLP

                                   Exhibits
                                     Index

* Other instruments defining long-term debt not exceeding 10 percent of total assets have been omitted in reliance on Item 601 (b) (4) (iii)(A) of Regulation S-K but will be filed upon request of the Commission.

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

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with Commission on May 23, 1997

(d) Incorporated by reference to the Exhibits filed with the Company's annual Report on Form 10-K filed for the year ended December 31, 1995 with the Commission on March 29, 1996.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 9, 1997.

(g) Incorporated by reference to the Company's Form S-4 filed with the Commission on September 24, 1996.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997 with the Commission on March 23, 1998.

(i) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(j) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(k) Incorporated by reference to the Exhibits filed with CP Limited Partnership's Form 8-K dated February 24 2000 and filed with the Commission on February 25, 2000.

(l) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

(m) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

b.     Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed in the fourth quarter of the year ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 27th day of March, 2001.


                                    CHATEAU COMMUNITITES, INC.

                                    By:/s/Gary P. McDaniel
                                    ----------------------
                                    Gary P. McDaniel
                                    Director and Chief Executive Officer
                                    (Principal Executive Officer)


                                    By:/s/Tamara D. Fischer
                                    -----------------------
                                    Tamara D. Fischer
                                    Executive Vice President and Chief financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2001, have signed this report below.

         Signature                          Title
         ---------                          -----

/s/ John A. Boll                  Chairman of the Board of Directors
-------------------------
John A. Boll

/s/ C. G. Kellogg                 Director and President
-------------------------
C. G. Kellogg

/s/Gary P. McDaniel               Director and Chief Executive Officer
-------------------------
Gary P. McDaniel

/s/Edward R. Allen                Director
-------------------------
Edward R. Allen

/s/Gebran S. Anton, Jr.           Director
-------------------------
Gebran S. Anton, Jr.

/s/James L. Clayton               Director
-------------------------
James l. Clayton

/s/Steven G. Davis                 Director
-------------------------
Steven G. Davis

/s/James M. Hankins                Director
-------------------------
James M. Hankins

/s/Rhonda Hogan                    Director
-------------------------
Rhonda Hogan

/s/James M. Lane                   Director
-------------------------
James M. Lane

/s/Donald E. Miller                Director
-------------------------
Donald E. Miller

                           CHATEAU COMMUNITIES, INC.
            SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                     for the year ended December 31, 2000
                                (in thousands)

                                                                                                     Gross Amount
                                                                         Cost Capitalized             Carried at
                                                      Initial Cost    Subsequent to Acquisition        Close of
                                                       to Company         (Improvements)           Period 12/31/00
                                                    ------------------ -------------------------- -------------------       Date of
                                                                                                                  Accum-   Construc-
                                                           Depreciable      Depreciable         Depreciable        lated   tion (C)
                                         Encum-                                                                    Depre-   Acquis-
     Community            Location       brance    Land    Property   Land  Property    Land   Property  Total   ciation   ition (A)
------------------------------------------------ ------- ----------- ------ ---------  ------- --------- ------- -------- ----------
  Algoma             Algoma Township, MI              60           -     72     3,436      132   3,436    3,568    1,078    1974(C)
  Anchor Bay         Ira Township, MI                432          80  2,877    16,573    3,309   16,653  19,962    8,500    1968(C)
  Anchor North Bay   Tampa Bay, FL                   288       1,422      -        53      288   1,475    1,763      122    1998(A)
  Arbor Village      Jackson, MI           1,086     813       4,787      -       192      813   4,979    5,792      669    1998(A)
  Atlanta Meadows    Atlanta, GA                     625         435      -        39      625     474    1,099       93    1993(A)
  Audubon            Orlando, FL                     281         296      2     2,987      283   3,283    3,566    1,985    1988(A)
  Autumn Forest      Greensboro, NC        4,571     918       6,747      -       345      918   7,092    8,010      943    1998(A)
  Avalon RV Park     Clearwater, FL                  263       2,202      -        21      263   2,223    2,486      307    1998(A)
  Avon               Rochester Hills, MI             621         484    633     7,139    1,254   7,623    8,877    5,868    1988(A)
                                                                                                                       -
  Bennington West    Jackson, MI                   2,012           -      -         -    2,012       -    2,012        -    2000(C)
  Bermuda Palms      Indio, CA                     1,291       2,477      -       129    1,291   2,606    3,897      455    1994(A)
  Breazeale          Laramie, WY.                    251       1,618      -        58      251   1,676    1,927      274    1993(A)
  Broadmore          South Bend, IN                  777       4,115    396     2,468    1,173   6,583    7,756      700    1998(A)
  Buena Vista        Fargo, ND                       713       6,248      -       348      713   6,596    7,309    1,712    1994(A)
  Butler Creek       Augusta, GA                   1,238       2,309      -       430    1,238   2,739    3,977      464    1993(A)
                                                                                                                       -
  Camden Point       Kingsland, GA                   466       1,701      -       150      466   1,851    2,317      309    1993(A)
  Camp Inn RV Park   Frostproof, FL                  796       4,220      -       129      796   4,349    5,145      378    1998(A)
  Canterbury         Grand Rapids, MI                705       3,107     87     1,629      792   4,736    5,528      511    1998(A)
  Carnes Crossing    Summerville, SC               1,503       7,161    449     1,721    1,952   8,882   10,834    1,070    1998(A)
  Castlewood Estates Mabelton, GA                    656       2,918      -       374      656   3,292    3,948      557    1997(A)
  Casual Estates     Syracuse, NY                  2,136      14,324      -       564    2,136  14,888   17,024    2,843    1993(A)

Cedar Grove                   Clinton, CT                             180    1,140      -      112     180    1,252   1,432     108
Cedar Knolls                  Minneapolis, MN                       1,217   11,006      -      440   1,217   11,446  12,663   3,023
Central Office                Englewood, CO                             -        -     80    6,274      80   16,274  16,354   3,258
Chesterfield                  Chesterfield Township, MI               405        -    262    2,150     667    2,150   2,817   1,774
Cimarron Park                 St. Paul, MN                          1,424   12,882      -      447   1,424   13,329  14,753   3,530
Clinton                       Clinton Township, MI                    989        -    430    5,844   1,419    5,844   7,263   4,983
Coach Royale                  Boise, ID                               197    1,065      -       39     197    1,104   1,301     208
Colonial                      Kalamazoo, MI                           816      195      4    7,827     820    8,022   8,842   5,926
Colonial Coach                Riverdale, GA                         1,052    4,277     25      572   1,077    4,849   5,926     832
Colony Cove                   Ellenton, FL                          5,683   28,256      -      539   5,683   28,795  34,478   5,126
Columbia Heights              Grand Forks, ND                         588    5,282      -      218     588    5,500   6,088   1,430
Conway Circle                 Orlando, FL                             544      864      -       43     544      907   1,451     159
Conway Plantation             Conway, SC                              428    3,696      -      240     428    3,936   4,364     688
Country Estates               Spring Lake Township, MI                 30        -      -    1,851      30    1,851   1,881   1,436
Countryside Great Falls       Great Falls, MT                         361    1,650      -      118     361    1,768   2,129     313
Countryside Village Denver    Denver, CO                            1,460    4,384      -      204   1,460    4,588   6,048     795
Countryside Village Jackson.  Jacksonville, FL                        962    4,796      -      639     962    5,435   6,397     950
Countryside Village Longmont  Longmont, CO                          1,481    4,455      -      266   1,481    4,721   6,202     842
Cranberry Lake                White Lake Township, MI                 432      220  1,052    5,335   1,484    5,555   7,039   2,182
Crestview                     Stillwater, OK                          362      963      -      133     362    1,096   1,458     184
Crystal Lake                  St. Petersburg, FL                      498    2,475      -       33     498    2,508   3,006     208
Crystal Lakes                 Zephryhills, FL                       1,323    2,239      -      182   1,323    2,421   3,744     439
                                                                                                                                  -
Del Tura                      Fort Myers, FL               42,501   4,360   50,508    418    3,925   4,778   54,433  59,211  14,131
                                                                                                                                  -
Eagle Creek                   Tyler, TX                             1,291    1,761    299      974   1,590    2,735   4,325     394
Eagle Point                   Seattle, WA                           1,048    3,514      -      112   1,048    3,626   4,674     645
Eastridge                     San Jose, CA                  7,140   2,476    4,671      -      148   2,476    4,819   7,295     847
Eldorado                      Daytona Bch, FL                         408    1,248      -       94     408    1,342   1,750     232
Emerald Lake                  Punta Gorda, FL                         399    1,150      -      297     399    1,447   1,846     806
Evergreen                     New Haven, CT                           309    1,883      -      247     309    2,130   2,439     171

Cedar Grove                        1998(A)
Cedar Knolls                       1994(A)
Central Office
Chesterfield                       1969(C)
Cimarron Park                      1994(A)
Clinton                            1969(C)
Coach Royale                       1994(A)
Colonial                           1985(A)
Colonial Coach                     1997(A)
Colony Cove                        1994(A)
Columbia Heights                   1994(A)
Conway Circle                      1993(A)
Conway Plantation                  1997(A)
Country Estates                    1974(C)
Countryside Great Falls            1993(A)
Countryside Village Denver         1993(A)
Countryside Village Jackson.       1993(A)
Countryside Village Longmont       1993(A)
Cranberry Lake                     1986(A)
Crestview                          1993(A)
Crystal Lake                       1998(A)
Crystal Lakes                      1998(A)

Del Tura                           1994(A)

Eagle Creek                        1997(A)
Eagle Point                        1993(A)
Eastridge                          1994(A)
Eldorado                           1993(A)
Emerald Lake                       1988(A)
Evergreen                          1998(A)

Fairways Country Club  Orlando, FL                         955   5,823      9    2,127    964   7,950   8,914  5,832  1979(A)
Falcon Farms           Moline, IL                          295   1,576      -      330    295   1,906   2,201    321  1993(A)
Ferrand Estates        Wyoming, MI                8,083    257   1,579      -      401    257   1,980   2,237  1,610  1989(A)
Forest Creek           South Bend, IN                      501   4,849      -      112    501   4,961   5,462    643  1998(A)
Forest Lake Estates    Spring Lake Township, MI            414   2,293     36      736    450   3,029   3,479    827  1994(A)
Fountain Vue           Marion, IN                          360   1,210     90      189    450   1,399   1,849    175  1998(A)
Foxhall Village        Raleigh, NC                         521   5,283      -      520    521   5,803   6,324  1,045  1997(A)
Foxwood Farms          Ocala, FL                           691   1,502      -      408    691   1,910   2,601    316  1994(A)
Friendly Village       Greely, CO                          523   2,702      -      130    523   2,832   3,355    509  1994(A)
                                                                                                                   -
Glenmoor               Battle Creek, MI                  3,400     203    199     (148) 3,599      55   3,654      3  1999 - 2000(C)
Golden Valley          Douglasville, TX                    254     800      -      235    254   1,035   1,289    178  1997(A)
Grand Blanc            Grand Blanc, MI                   1,749       -    284    9,041  2,033   9,041   1,074  2,941  1990(C)
Green Acres            New Haven, CT                       195   1,286      -       31    195   1,317   1,512    179  1998(A)
Green Park South       Montgomery, AL                    1,021   7,704    351    1,372  1,372   9,076   0,448    424  1999(A)
                                                                                                                   -
Hickory Knoll          Indianapolis, IN                    356   2,669      -      103    356   2,772   3,128    507  1993(A)
Hidden Valley          Orlando, FL                         492   5,714      -      208    492   5,922   6,414  1,167  1995(A)
Highland               New Haven, CT                       153   1,140      -       11    153   1,151   1,304    158  1998(A)
Highlands (The)        Flint, MI                  6,000  2,323   3,260  1,126    5,009  3,449   8,269   1,718  2,091  1998(A)
Hillcrest              Rockland, MA                        236   1,285      1       35    237   1,320   1,557    194  1997(A)
Holiday Estates        Byron Township, MI                   93       -      -    1,789     93   1,789   1,882  1,364  1984(C)
Homestead Ranch        McAllen, TX                         195   1,108      -      173    195   1,281   1,476    241  1997(A)
Howell                 Howell, MI                          345       -    151    2,876    496   2,876   3,372  2,452  1972(C)
Hunters Chase          Lima, OH                            921   1,246      -      804    921   2,050   2,971    278  1997(A)
Huron Estates          Flint, MI                           354   1,882     66      432    420   2,314   2,734    278  1998(A)
                                                                                                                   -
Indian Rocks           Clearwater, FL                      441   1,032      -       29    441   1,061   1,502    106  1998(A)
                                                                                                                   -
Jade Isle              Orlando, FL                         273   1,076      -       25    273   1,101   1,374    193  1993(A)
                                                                                                                   -
Knoll Terrace          Salem, OR                         1,379   2,050      -      203  1,379   2,253   3,632    389  1993(A)

La Quinta Ridge           Indio, CA                     1,014   1,873       -       409   1,014    2,282    3,296     367    1994(A)
Lake in the Hills         Auburn Hills, MI                952   6,389       -        93     952    6,482    7,434   2,070    1994(A)
Lakeland Harbor           Lakeland, FL                    875       -       -     3,368     875    3,368    4,243   2,587    1983(C)
Lakeland Junction         Lakeland, FL                    471     972       -       137     471    1,109    1,580     915    1981(C)
Lakes at Leesburg         Leesburg, FL          9,160   1,178       -      38     3,564   1,216    3,564    4,780   2,395    1984(C)
Lakewood                  Montgomery, AL                2,007   2,107       3       966   2,010    3,073    5,083     197    1999(A)
Lakewood Estates          Davenport, LA                   442   1,210       -       348     442    1,558    2,000     273    1993(A)
Land O'Lakes              Orlando, FL                     473   2,507       -        94     473    2,601    3,074     461    1993(A)
Landmark Village          Fairburn, GA                  2,539   4,352       -       391   2,539    4,743    7,282     841    1994(A)
Leisure Woods / Rockland  Rockland, MA                    831   4,326       -       110     831   14,436   15,267   1,427    1997(A)
Leisure Woods / Tauton    Tauton, MA                      256   2,780     162     1,580     418    4,360    4,778     349    1997(A)
Leisure World             Weslaco, TX                     228   1,639       -        89     228    1,728    1,956     307    1994(A)
Leonard Gardens           Walker, MI                       94       -     657     5,423     751    5,423    6,174   1,701    1987(C)
                                                                                                                        -
Macomb                    Macomb Township, MI  36,237   1,459       -   1,182    14,690   2,641   14,690   17,331   9,455    1973(C)
Maple Grove               Boise, ID                       702   2,384       -       172     702    2,556    3,258     441    1993(A)
Maple Ridge               Manteno, IL                     126       -       -     1,459     126    1,459    1,585     322    1997(A)
Maple Valley              Manteno, IL                     338       -       -     4,254     338    4,254    4,592     881    1997(A)
Mariwood                  Indianapolis, IN                324   2,415       -       226     324    2,641    2,965     465    1993(A)
Marnelle                  Fayetteville, GA        910     464   2,635       -       408     464    3,043    3,507     559    1997(A)
Meadow Park               Fargo, ND                       133   1,183       -        77     133    1,260    1,393     324    1994(A)
Meadowbrook               Ithaca, NY                      291   4,029       -        89     291    4,118    4,409     664    1993(A)
Midway Estates            Vero Bch., FL                 1,313   2,095       2       210   1,315    2,305    3,620     397    1993(A)
Mosby's Point             Florence, KY                    608   1,574       -        66     608    1,640    2,248     292    1993(A)
                                                                                                                        -
Norton Shores             Norton Shores, MI               103       -     118     4,924     221    4,924    5,145   3,230    1978(C)
Novi                      Novi, MI                        896       -     393     5,227   1,289    5,227    6,516   4,889    1973(C)

Oak Grove            Albany, GA                    418       764       -        42      418       806    1,224        141    1993(A)
Oak Hill             Groveland Township, MI        115     2,165       -     4,344      115     6,509    6,624      3,818    1983(A)
Oak Orchard          Albion, NY                    701     3,425       -        81      701     3,506    4,207        645    1997(A)
Oak Ridge            South Bend, IN                615     3,770       -        84      615     3,854    4,469        506    1998(A)
Oak Springs          Sorrento, FL                  206     1,461       4       498      210     1,959    2,169      1,518    1981(A)
Oakley Point         Moncks Corner, SC                               904       446      904       446    1,350         21    2000(C)
Oakwood Forest       Greensboro, NC              1,111     3,843       -       422    1,111     4,265    5,376        752    1993(A)
Old Orchard          Davison, MI                   210       182       -     2,695      210     2,877    3,087      1,745    1988(A)
One Hundred Oaks     Fultondale, AL                345     1,839       -       102      345     1,941    2,286        311    1997(A)
Orange Lake          Clermont, FL                  246        85       -     2,227      246     2,312    2,558      1,220    1988(A)
Orion                Orion Township, MI            422       198     722     5,148    1,144     5,346    6,490      3,396    1986(A)
                                                                                                                        -
Palm Beach Colony    West Palm Beach, FL           691     1,962       -       216      691     2,178    2,869        905    1983(A)
Paradise Village     Albany, GA                    340       918       -        47      340       965    1,305        175    1993(A)
Pedaler's Pond       Lake Wales, FL                350       285       -     2,356      350     2,641    2,991      1,433    1990(A)
Pendleton            Indianapolis, IN              122       964       -        79      122     1,043    1,165        176    1993(A)
Pine Lakes Ranch     Thornton,CO                 2,463     0,379      34       331    2,497    10,710   13,207      1,927    1997(A)
Pinecrest Village    Shreveport, LA                 93       719       -       504       93     1,223    1,316        212    1997(A)
Pinellas Cascades    Clearwater, FL              1,747     2,313       -        54    1,747     2,367    4,114        413    1993(A)
Pinewood             Columbus, MI                1,242     0,070      58       388    1,300    10,458   11,758      1,389    1998(A)
Pleasant Ridge       Lansing, MI                   915     3,898       -       120      915     4,018    4,933        548    1998(A)
Presidents Park      Grand Forks, ND               258     1,283       -       308      258     1,591    1,849        257    1994(A)
                                                                                                                        -
Redwood Estates      Thornton,CO                 2,473     0,044       -       162    2,473    10,206   12,679      1,870    1997(A)
Regency Lakes        Winchester, VA              1,176     3,705       -     2,124    1,176     5,829    7,005        886    1997(A)
Riverview            Portland, OR                  537     1,942       -        68      537     2,010    2,547        359    1993(A)
Rolling Hills        Louisville, KY                342     1,034       -        44      342     1,078    1,420        195    1993(A)
Rosemount Woods      Minneapolis/St. Paul, MN      475     4,297       -       130      475     4,427    4,902      1,149    1994(A)
Royal Estates        Kalamazoo, MI               1,015     2,475       -        72    1,015     2,547    3,562        464    1993(A)

Saddlebrook          N. Charleston, SC                1,284     5,497       -       98     1,284   5,595    6,879     767    1998(A)
Science City         Midland, MI                        870     1,760       -       83       870   1,843    2,713     334    1993(A)
Shady Lane           Clearwater, FL                     324     1,574       -       25       324   1,599    1,923     218    1998(A)
Shady Oaks           Clearwater, FL                     750     6,967       -       59       750   7,026    7,776     954    1998(A)
Shady Village        Clearwater, FL                     468     3,179       -        -       468   3,179    3,647     263    1998(A)
Shenandoah           Boise, ID                          443     2,528       -      221       443   2,749    3,192     464    1994(A)
Sherwood             Marion, IN                         264     1,175     240      811       504   1,986    2,490     183    1998(A)
Skyway               Indianapolis, IN                   178     1,366       -      150       178   1,516    1,694     257    1993(A)
South Oaks           Palmetto, GA           1,834       885     2,550       -     (884)      885   1,666    2,551      78    2000(A)
Southwind            Naples, FL                       1,476     3,463       -      154     1,476   3,617    5,093     639    1993(A)
Spring Brook         Utica, MI              4,605     1,209     0,928       -      107     1,209   1,035   12,244   1,505    1998(A)
Springfield Farms    Brookline, MO                    1,698     2,157       -    1,997     1,698   4,154    5,852     579    1997(A)
Starlight Ranch      Orlando, FL                      5,597     8,859       -      372     5,597   9,231   14,828   1,637    1997(A)
Steeple Chase        Battle Creek, MI                                   1,049        -     1,049       -    1,049       -    2000(C)
Stonegate, LA        Shreveport, LA                     160       642       -      102       160     744      904     116    1993(A)
Sun Valley           Jackson, MI                        606     2,514       9      112       615   2,626    3,241     357    1998(A)
Swan Creek           Ann Arbor, MI                      882     9,709       -       36       882   9,745   10,627   1,323    1998(A)
                                                                                                                        -
Tarpon Glen          Clearwater, FL                     510     2,893       -       72       510   2,965    3,475     248    1998(A)
Terrace Heights      Dubuque, IA                        919     2,413       -      250       919   2,663    3,582     456    1993(A)
The Colony           Rancho Mirage, CA      4,762     2,259     4,745       -      187     2,259   4,932    7,191     844    1994(A)
The Glen             Rockland, MA                       261       252       -      638       261     890    1,151      90    1997(A)
The Homestead        McAllen, TX              529       100       742       -      227       100     969    1,069     165    1997(A)
The Orchard          Sanat Rosa, CA         7,947     2,795     6,363       -       50     2,795   6,413    9,208   1,066    1994(A)
Timber Heights       Davison, MI                        274         -     363    6,595       637   6,595    7,232     976    1996(A)
Torrey Hills         Flint, MI                          346       205      49    4,657       395   4,862    5,257   3,039    1987(A)
Town & Country, FL   Orlando, FL                        245       896       -       18       245     914    1,159     158    1993(A)
Trails End           Weslaco, TX                        260     1,804       -      172       260   1,976    2,236     330    1994(A)
Twenty Nine Pines    St. Paul, MN                       317     2,871       -       38       317   2,909    3,226     777    1994(A)
Twin Pines           Goshen, IN                         197     1,934       -      217       197   2,151    2,348     374    1993(A)

Valley Vista       Grand Rapids, MI       1,534      411     2,791     -     108      411    2,899      3,310     370    1998(A)
Vance              Columbus, OH                      200       993     -     399      200    1,392      1,592     179    1993(A)
Villa              Flint, MI                         135       332     -   2,861      135    3,193      3,328   2,478    1984(A)
                                                                                                                    -
Westbrook          Detroit, MI                       190     2,451   530   5,092      720    7,543      8,263     804    1996(C)
Whispering Pines   Clearwater, FL                  4,208     4,071     -     260    4,208    4,331      8,539     671    1993(A)
Willo Arms         Cleveland, OH                     473     2,146     -      67      473    2,213      2,686     402    1993(A)
Winter Haven Oaks  Winter Haven, FL                  490       705   362   1,371      852    2,076      2,928   1,206    1988(A)(C)
Winter Paradise RV Hudson, FL                        300     1,593     -      66      300    1,659      1,959     140    1998(A)
Woodlake           Greensboro, NC                    924     6,311     -     156      924    6,467      7,391     877    1998(A)

Yankee Springs     Grand Rapids, MI                  948     5,360    90     789    1,038    6,149      7,187     778    1998(A)
Yorktowne          Sharonville, OH                 2,130     6,311     -     338    2,130    6,649      8,779   1,216    1997(A)

Difference between allocated purchase
   price and historical cost of
   properties acquired in the ROC
   Acquistion                                                                         959  178,279    179,238  37,216
                                                ---------------------------------------------------------------------
                                        136,899  138,996   542,043                156,323  935,128  1,091,451 235,653
                                                =====================================================================

                                 SCHEDULE III
                                   Continued

                           CHATEAU COMMUNITIES, INC.

              REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

The changes in total real estate for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                   2000           1999            1998
                                ----------     ----------     ----------

Balance, beginning of year      $1,055,450     $1,026,509     $  836,175
Acquisitions                         7,577         14,808        172,422
Improvements                        28,424         25,105         21,486
Dispositions and other                   -        (10,972)        (3,574)
                                ----------     ----------     ----------
Balance, end of year            $1,091,451     $1,055,450     $1,026,509
                                ==========     ==========     ==========

The change in accumulated depreciation for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                   2000           1999           1998
                                ----------     ----------     ----------

Balance, beginning of year      $  192,015     $  151,260     $  112,314
Depreciation for the year           43,638         41,422         39,213
Dispositions and other                   -           (667)          (267)
                                ----------     ----------     ----------
Balance, end of year            $  235,653     $  192,015     $  151,260
                                ==========     ==========     ==========