Form 10-Q
period 2001-03-31
CHATEAU COMMUNITIES INC
filed 2001-05-15
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2001

                                      or

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

                                (303) 741-3707
              Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

The number of shares of the Registrant's Common Stock outstanding on May 9, 2001 was 28,703,989 shares.

                           CHATEAU COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                          Pages
                                                                          -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three
           Months Ended March 31, 2001 and 2000                              1

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000                                                 2

         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and 2000                              3

           Notes to Condensed Consolidated Financial Statements          4 - 5


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     6 - 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          9


PART II. OTHER INFORMATION                                                  10


SIGNATURE                                                                   15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CHATEAU COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------
Revenues:
  Rental income                                         $ 48,612        $ 46,205
  Interest income                                          2,392           2,178
  Management fee and other income                            739             466
                                                        --------        --------
                                                          51,743          48,849

Expenses:
  Property operating and maintenance                      13,967          12,540
  Real estate taxes                                        3,435           3,334
  Depreciation and amortization                           11,873          10,805
  Administrative                                           2,069           2,382
  Interest and related amortization                        9,064           8,481
                                                        --------        --------
                                                          40,408          37,542
                                                        --------        --------

Income before minority interests                          11,335          11,307

Less income allocated to minority interests:
  Preferred OP Units                                       1,523           1,523
  Common OP Units                                          1,098           1,125
                                                        --------        --------

  Net income available to common shareholders           $  8,714        $  8,659
                                                        ========        ========

Per share/OP Unit information:

  Basic earnings per common share                       $   0.30        $   0.30
                                                        ========        ========

  Diluted earnings per common share                     $   0.30        $   0.30
                                                        ========        ========


   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                         March 31,       December 31,
                            ASSETS                                         2001             2000
                                                                        (unaudited)
                                                                        ------------    ------------
Rental property:
  Land                                                                  $    140,608    $    139,417
  Land and improvements for expansion sites                                   58,192          26,145
  Depreciable property                                                       941,563         925,889
                                                                        ------------    ------------
                                                                           1,140,363       1,091,451
    Less:  accumulated depreciation                                          248,093         235,653
                                                                        ------------    ------------

    Net rental property                                                      892,270         855,798

Cash and cash equivalents                                                      3,868              99
Rents and others receivables, net                                              3,345           7,107
Notes receivable                                                              25,964          24,539
Investments in and advances to affiliates                                     81,306         119,727
Prepaid expenses and other assets                                             11,353          10,594
                                                                        ------------    ------------

        Total assets                                                    $  1,018,106    $  1,017,864
                                                                        ============    ============

                          LIABILITIES

Debt                                                                    $    525,207    $    535,470
Accrued interest payable                                                       7,182           6,953
Accounts payable and accrued expenses                                          8,883          14,085
Rents received in advance and security deposits                               11,079           7,816
Dividends and distributions payable                                           18,313             765
                                                                        ------------    ------------

        Total liabilities                                                    570,664         565,089

Minority interests in Operating Partnership                                  116,266         116,863

                    SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares authorized;
  no shares issued or outstanding                                                -               -
Common stock, $.01 par value, 90 million shares authorized;
  28,600,173 and 28,531,675, shares issued and outstanding at
  March 31, 2001 and December 31, 2000, respectively                             286             285
Additional paid-in capital                                                   447,836         445,905
Dividends in excess of accumulated earnings                                 (104,468)        (97,605)
Accumulated other comprehensive income                                           620             -
Notes receivable from officers, 577,431 shares                               (13,098)        (12,673)
                                                                        ------------    ------------
     Total shareholders' equity                                              331,176         335,912
                                                                        ------------    ------------

        Total liabilities and shareholders' equity                      $  1,018,106    $  1,017,864
                                                                        ============    ============


   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                        ------------------------
                                                                          2001            2000
                                                                        --------        --------
Cash flows from operating activities:
  Net income                                                            $  8,714        $  8,659
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Income attributed to minority interests                                  1,098           1,125
  Depreciation and amortization                                           11,873          10,805
  Amortization of debt issuance costs                                        181             149
  (Increase ) decrease in operating assets                                 2,750          (1,455)
  Decrease in operating liabilities                                       (1,256)            (25)
                                                                        --------        --------
     Net cash provided by operating activities                            23,360          19,258

Cash flows from investing activities:
  Acquisitions of rental properties and land to be developed                   -          (1,893)
  Additions to rental property and equipment                              (6,293)         (7,334)
  Investment in and advances to affiliates                                (3,509)         (2,605)
  Advances on notes receivable, net                                       (1,197)              -
                                                                        --------        --------
     Net cash used in investing activities                               (10,999)        (11,832)

Cash flows from financing activities:
  Borrowings on line of credit                                            16,435          35,317
  Payments on line of credit                                             (26,076)        (71,114)
  Payoff of debt                                                               -         (75,000)
  Principal payments on debt                                                (622)           (441)
  Dividends/distributions to shareholders/OP Unitholders                       -         (15,134)
  Common shares/OP Units repurchased and retired                               -         (10,805)
  Proceeds from the issuance of debt                                           -         130,000
  Payment of debt issuance costs                                               -          (1,200)
  Exercise of common stock options and other                               1,671             729
                                                                        --------        --------
     Net cash used in financing activities                                (8,592)         (7,648)
                                                                        --------        --------
Increase (decrease) in cash and cash equivalents                           3,769            (222)
Cash and cash equivalents, beginning of period                                99             348
                                                                        --------        --------
Cash and cash equivalents, end of period                                $  3,868        $    126
                                                                        ========        ========
Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in
  connection with acquisitions/development                              $    421        $    261
                                                                        ========        ========


   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                  -----------

1.   Background and Basis of Presentation:

        Background -
        Chateau Communities, Inc. is a real estate investment trust ("REIT") formed in 1993. We are engaged in owning and operating manufactured housing community properties, primarily through our Operating Partnership, CP Limited Partnership. As of March 31, 2001, our portfolio consisted of 172 properties, containing an aggregate of 53,398 homesites and 1,359 park model/RV sites, located in 28 states. We also fee manage 38 properties, containing an aggregate of 8,100 homesites.

        We have prepared the accompanying interim financial statements in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

        Basis of Presentation -
        The accompanying condensed consolidated financial statements include all accounts of Chateau, our wholly owned qualified REIT subsidiaries and our Operating Partnership. All significant inter-entity balances and transactions have been eliminated. As of January 1, 2001, we began consolidating all our joint ventures which we control.

        Reclassifications -
        Certain prior year amounts have been reclassified to conform to current period presentation.

2.   New Accounting Standard:

        In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.
        133. This statement amends certain requirements of SFAS 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction, and if it is, the type of hedged transactions. Upon adoption of SFAS No. 138, we recorded a transaction adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

3.   Comprehensive Income:

        Other comprehensive income includes a cumulative effect of derivative securities from the adoption of FAS 138. Total comprehensive income as of March 31, 2001 is summarized as follows (in thousands):

               Net income                               $8,714
               Plus: amortization of deferred
                     hedge gains                            38
               Less: reclassification of amounts
                     already included in net income         38
                                                        ------
               Total comprehensive income               $8,714
                                                        ======
4.   Common Stock and Related Transactions:

        On February 22, 2001, we declared a cash dividend/distribution of $.545 per share/OP Unit to shareholders and OP Unitholders of record as of March 30, 2001. The dividend/distribution was paid on April 16, 2001 and is included in dividends and distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 2001.

                           CHATEAU COMMUNITIES, INC.

                                  -----------

                                                                     For the Three Months Ended
                                                                              March 31,
                                                                     --------------------------
     (In thousands, except per share data)                             2001              2000
                                                                     --------          --------
     Basic EPS:
       Income (1)                                                    $  9,812          $  9,784
                                                                     ========          ========

       Weighted average common shares outstanding                      28,576            28,496
       Weighted average common OP Units outstanding                     3,602             3,703
                                                                     --------          --------
       Weighted average common shares and OP Units - Basic             32,178            32,199
                                                                     ========          ========

       Per Share                                                     $   0.30          $   0.30
                                                                     ========          ========

     Diluted EPS:
       Income (1)                                                    $  9,812          $  9,784
                                                                     ========          ========

       Weighted average common shares outstanding                      28,576            28,496
       Weighted average common OP Units outstanding                     3,602             3,703
       Employee stock options                                             226                69
                                                                     --------          --------
       Weighted average common shares and OP Units - Diluted           32,404            32,268
                                                                     ========          ========

       Per Share                                                     $   0.30          $   0.30
                                                                     ========          ========


     (1) Represents income before minority interest less the income allocated to the Preferred OP Units.

5.   Financing:

     The following table sets forth certain information regarding our debt at March 31, 2001.

                                        Weighted Average                       Principal
     (In thousands)                      Interest Rate       Maturity Date      Balance
                                        ----------------     -------------     ---------
     Fixed rate mortgage debt                  7.8%           2002 - 2010      $ 136,555
     Unsecured Senior Notes                    7.5%           2003 - 2005        320,000
     Unsecured lines of credit                 6.3%                  2004         65,089
     Other notes payable                                                           3,563
                                                                               ---------
                                                                               $ 525,207
                                                                               =========

6.   Subsequent Event:

     We purchased two communities in April and May of 2001. One community was purchased for $5.4 million, is located in Indiana, and has 288 sites. The other community was purchased for $23.9 million, is located in Georgia, and has 911 sites.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report. Certain information and statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, development and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent us from achieving our objectives. As used in this Form 10-Q, "we", "our", "ours" and "us" refer to Chateau Communities, Inc. and our subsidiaries.

Overview

We are one of the largest owner/managers of manufactured home communities in the United States. As of March 31, 2001, our portfolio comprised 172 manufactured home communities containing 53,398 manufactured homesites and 1,359 park model/RV sites, located in 28 states. Since our formation in 1993, we have elected to qualify as a REIT under the Internal Revenue Code and therefore we do not generally pay Federal corporate income taxes on our earnings to the extent they are distributed to our shareholders. As of January 1, 2001, we began consolidating all our joint ventures which we control.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three months ended March 31, 2001 and 2000. We consider all communities owned by us at the beginning of the period as our "Core Portfolio."

                                                             Core Portfolio                      Total
                                                        ------------------------        ------------------------
                                                          2001            2000            2001            2000
                                                        --------        --------        --------        --------
Dollars in thousands, except per site information

As of March 31,
---------------------------------------------
Number of communities                                        165             165             172             165
Total manufactured homesites                              52,299          51,862          53,398          51,862
Occupied sites                                            47,360          47,367          47,795          47,367
Occupancy                                                   90.6%           91.3%           89.5%           91.3%

For the three months ended March 31,
---------------------------------------------
Rental income                                           $ 48,257        $ 46,205        $ 48,612        $ 46,205
Property operating expenses                             $ 16,554        $ 15,863        $ 17,402        $ 15,874
Net operating income                                    $ 31,703        $ 30,342        $ 31,210        $ 30,331
Weighted average monthly rent per site                  $    325        $    311        $    324        $    311

Comparison of three months ended March 31, 2001 to three months ended March 31, 2000

For the three months ended March 31, 2001, income before minority interests was $11,335,000, an increase of $28,000 from the three months ended March 31, 2000. The increase was due primarily to increased net operating income from our Core Portfolio. The increase in net operating income in our Core Portfolio is primarily due to rental increases partially offset by general operating increases.

Rental revenue for the three months ended March 31, 2001 was $48,612,000, an increase of $2,407,000 from the three months ended March 31, 2000. The increase is primarily due to rental increases in our Core Portfolio.

Weighted average occupancy for the three months ended March 31, 2001 was 47,864 sites compared with 47,391 for the same period in 2000. The occupancy rate was
89.5 percent on 53,398 sites as of March 31, 2001, compared to 91.3 percent on 51,862 sites as of March 31, 2000. The occupancy rate on our stabilized portfolio was 91.9 percent as of March 31, 2001 compared to 93.1% as of March 31, 2000. Our stabilized portfolio includes communities where we do not have, or have not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2001 was $324 compared with $311 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended March 31, 2001 was $325 compared with $311 for the same period in 2000 an increase of 4.5 percent.

Interest income primarily includes interest on notes receivable and advances to affiliates. The increase of $214,000 for the three months ended March 31, 2001 from the same period in 2000 is due primarily to increased income from internally-funded development projects, increased lending activities, as well as increase in interest rates, offset by $872,000 of eliminating interest income from consolidating the joint ventures.

Management fee and other income primarily include management and transaction fee income for the management of 38 manufactured home communities and equity earnings from CSI. The increase of $273,000 in the three months ended March 31, 2001 from the same period in 2000 is due primarily to increased management fees from N'Tandem's increased portfolio.

Property operating and maintenance expense for the three months ended March 31, 2001 increased by $1,427,000 or 11.4% percent from the same period a year ago. The majority of the increase was due to increases in our Core Portfolio, due to unusually high weather-related repair and maintenance, increasing utility costs in several parts of the country and increased property insurance costs.

We recently completed the implementation of an enterprise-wide software system. In connection with the implementation, we performed a detailed review and analysis of each resident account. These reviews lead us to recognize write-offs of accounts receivable of approximately $650,000. Upon completion of these reviews, management bonuses for the year 2000 were recalculated and reduced by approximately $400,000.

Administrative expense for the three months ended March 31, 2001 decreased by $313,000 from the same period a year ago. Administrative expense in the first quarter of 2001 was 4.0 percent of total revenues as compared to 4.9 percent in 2000. The decrease in administrative expense was due primarily to the adjustment to bonuses discussed above.

Depreciation and amortization expense for the month ended March 31, 2001, increased $1,068,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first quarter of 2001 remained relatively unchanged from 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $23,360,000 for the three months ended March 31, 2001, compared with $19,258,000 for the three months ended March 31, 2000. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the three months ended March 31, 2001 was $10,999,000. This amount represented investments and advances to affiliates, lending activity, capital expenditures and development costs. Development costs and capital expenditures were approximately $6,012,000, and investments in and advances to affiliates were $3,790,000. Capital expenditures have historically been financed with cash from operations and it is our intention that such future expenditures will be financed with cash from operations.

Net cash used in financing activities for the three months ended March 31, 2001 was $8,592,000. This was due primarily to net payments of $9,641,000 on the Company's lines of credit.

We have a line of credit available with BankOne, N.A., acting as lead agent, for $125 million. In February 2001, we renegotiated our BankOne credit facility and increased it from $100 million to $125 million. The term of the new facility is three years and bears interest at LIBOR plus 90 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points, (together with our BankOne credit facility, "Credit Facilities"). As of March 31, 2001 we had approximately $65 million outstanding under our Credit Facilities and had available $68 million in additional borrowing capacity.

In addition to repayment of long-term borrowings and amounts outstanding under the Credit Facilities, our principal long-term liquidity needs will be derived from future acquisitions of communities, acquisition of land for development, and new community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtness and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under our Credit Facilities and other lines of credit.

New Accounting Standard

In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement amends certain requirements of SFAS 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction, and if it is, the type of hedged transactions. Upon adoption of SFAS No. 138, we recorded a transaction adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gain (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. We believe that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. Our FFO is calculated as follows:

                                                     For the Quarter
                                                     ended March 31,
                                                ------------------------
                                                  2001            2000
                                                --------        --------

Income before minority interest                 $ 11,335        $ 11,307

Plus:
  Depreciation and amortization                   11,873          10,805

Less:
  Depreciation expense on corporate assets           108              91
  Distribution on Preferred OP Units               1,523           1,523
                                                --------        --------
FFO                                             $ 21,577        $ 20,498
                                                ========        ========

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information relating to our secured and unsecured indebtness outstanding as of March 31, 2001.

             (In thousands)                                                       Weighted
                                                  Amount of      Percent of        Average
                                                Indebtedness     Total Debt     Interest Rate     Maturity Date
                                                ------------     ----------     -------------     -------------
Mortgage Debt:

Collateral Mortgage (7 properties)              $    115,580         22%             7.8%               2010
Other (8 properties)                                  20,975          4%             7.8%            2002-2008
                                                ------------     ----------     -------------


  Total Mortgages                                    136,555         26%             7.8%

Unsecured Debt:

Unsecured Senior Notes                                50,000         10%             8.0%               2003
Unsecured Senior Notes                                70,000         14%             7.5%               2003
Unsecured Senior Notes                               100,000         19%             8.3%               2005
Unsecured Senior Notes                               100,000         19%             6.4%               2004
                                                ------------     ----------     -------------

  Total Unsecured                                    320,000         62%             7.5%
                                                ------------     ----------     -------------
  Total Fixed Rate                                   456,555         88%             7.6%

Variable Rate Debt:

Credit Facilities                                     65,089         12%             6.3%               2004
                                                ------------

  Total Secured and Unsecured                   $    521,644
                                                ============


Based on the amount outstanding under our Credit Facilities as of March 31, 2001 of $65,089,000, if the LIBOR rate under our Credit Facilities was 100 basis points higher or lower during the three months ended March 31, 2001, then our interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $163,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information

Property Information

We classify all of our properties in either a Stable Portfolio or an Active Expansion Portfolio. Our Stable Portfolio includes the communities where we do not have, or have not recently had, expansions of the community. These communities generally have stable occupancy rates. Our Active Expansion Portfolio are those properties where we are currently, or have recently, expanded the community by adding homesites to the available homesites for rental. Generally, these communities will have a lower occupancy rate than our Stable Portfolio as they are in the lease-up phase. In addition, we own three park model/RV communities.

The following table sets forth certain information, as of March 31, 2001, regarding our Properties, excluding the three park model/RV communities.

  *  These properties are included in our Active Expansion Portfolio.

                                                                                                        Weighted
                                                                        Total                           Average
                                                           Total      Number of                      Monthly Rent
                                      Location(Closest     Comm-        Sites       Occupancy as        per Site
           Community          State      Major City)      unities     3/31/2001      of 3/31/01         3/31/01
   --------------------------------------------------------------------------------------------------------------
   100 Oaks                    AL     Fultondale                            230             88.7%            $215
   Lakewood                    AL     Montgomery                            397             55.2%            $176
   Green Park South            AL     Montgomery                            417             92.6%            $271
        Total Alabama                                        3            1,044             77.5%            $223
   Bermuda Palms               CA     Palm Springs                          185             95.7%            $396
   Eastridge                   CA     San Jose                              187             99.5%            $751
   La Quinta Ridge             CA     Palm Springs                          152             92.8%            $421
   The Colony                  CA     Palm Springs                          220             98.2%            $649
   The Orchard                 CA     San Francisco                         233             99.6%            $702
        Total California                                     5              977             97.4%            $598
*  Antelope Ridge              CO     Colorado Springs                      140             20.7%            $578
   CV-Denver                   CO     Denver                                345             93.6%            $398
   CV-Longmont                 CO     Longmont                              310             98.7%            $412
   Friendly Village            CO     Greeley                               226             98.2%            $316
   Pine Lakes Ranch            CO     Denver                                762             98.4%            $356
   Redwood Estates             CO     Denver                                753             97.3%            $375
        Total Colorado                                       6            2,536             93.2%            $383
   Cedar Grove                 CT     New Haven                              60             98.3%            $310
   Evergreen                   CT     New Haven                             102             95.1%            $311
   Green Acres                 CT     New Haven                              64             93.8%            $310
   Highland                    CT     New Haven                              50             94.0%            $331
        Total Connecticut                                    4              276             95.3%            $314

                                                                                                        Weighted
                                                                        Total                           Average
                                                           Total      Number of                      Monthly Rent
                                      Location(Closest     Comm-        Sites       Occupancy as        per Site
           Community          State      Major City)      unities     3/31/2001      of 3/31/01         3/31/01
   --------------------------------------------------------------------------------------------------------------
   Anchor North                FL     Tampa Bay                              94            95.7%             $273
   Audubon                     FL     Orlando                               280            97.5%             $280
   Colony Cove                 FL     Sarasota                            2,211            99.5%             $376
   Conway Circle               FL     Orlando                               111            96.4%             $310
   Crystal Lake                FL     St. Petersburg                        166            96.4%             $281
*  Crystal Lakes               FL     Tampa                                 330            58.8%             $162
   CV-Jacksonville             FL     Jacksonville                          643            88.0%             $319
   Del Tura                    FL     Fort Myers                          1,344            87.9%             $476
   Eldorado Estates            FL     Daytona Beach                         126            96.0%             $268
   Emerald Lake                FL     Fort Myers                            201            99.0%             $308
   Fairways Country Club       FL     Orlando                             1,141            99.3%             $308
*  Foxwood Farms               FL     Orlando                               375            79.5%             $233
   Hidden Valley               FL     Orlando                               303            99.0%             $328
   Indian Rocks                FL     Clearwater                            148            64.2%             $254
   Jade Isle                   FL     Orlando                               101            96.0%             $299
   Lakeland Harbor             FL     Tampa                                 504            99.8%             $267
   Lakeland Junction           FL     Tampa                                 191           100.0%             $211
   Lakes at Leesburg           FL     Orlando                               640            99.8%             $282
   Land O' Lakes               FL     Orlando                               173            98.3%             $269
   Midway Estates              FL     Vero Beach                            204            74.0%             $355
   Oak Springs                 FL     Orlando                               438            73.3%             $240
   Orange Lake                 FL     Orlando                               242            96.7%             $266
   Palm Beach Colony           FL     West Palm Beach                       285            90.5%             $321
   Pedaler's Pond              FL     Orlando                               214            84.6%             $216
   Pinellas Cascades           FL     Clearwater                            238            94.1%             $386
   Shady Lane                  FL     Clearwater                            108            93.5%             $276
   Shady Oak                   FL     Clearwater                            250            97.6%             $334
   Shady Village               FL     Clearwater                            156            97.4%             $319
   Southwind Village           FL     Naples                                338            93.8%             $327
   Starlight Ranch             FL     Orlando                               783            95.4%             $317
   Tarpon Glen                 FL     Clearwater                            170            88.2%             $320
   Town & Country              FL     Orlando                                73            95.9%             $321
   Whispering Pines            FL     Clearwater                            392            96.7%             $381
   Winter Haven Oaks           FL     Orlando                               343            53.4%             $226
        Total Florida                                          34        13,316            91.8%             $324
   Atlanta Meadows             GA     Atlanta                                75            98.7%             $257
*  Butler Creek                GA     Augusta                               376            75.8%             $204
   Camden Point                GA     Kingsland                             268            52.6%             $194
   Castlewood Estates          GA     Atlanta                               334            82.3%             $380
   Colonial Coach Estates      GA     Atlanta                               481            81.1%             $314
   Golden Valley               GA     Atlanta                               131            96.2%             $281
   Landmark                    GA     Atlanta                               524            90.3%             $300
   Marnelle                    GA     Atlanta                               205            94.6%             $295
   Oak Grove Estates           GA     Albany                                174            87.9%             $152
   Paradise Village            GA     Albany                                226            73.0%             $165
   South Oaks                  GA     Atlanta                               295            47.1%             $139
        Total Georgia                                          11         3,089            78.2%             $254
   Lakewood Estates            IA     Davenport                             180            92.2%             $286
   Terrace Heights             IA     Dubuque                               317            93.4%             $263
        Total Iowa                                              2           497            93.0%             $271
   Coach Royale                ID     Boise                                  91           100.0%             $307
   Maple Grove Estates         ID     Boise                                 270            93.0%             $317
   Shenandoah Estates          ID     Boise                                 154            94.8%             $307
        Total Idaho                                             3           515            94.8%             $312
   Falcon Farms                IL     Moline                                215            90.7%             $248
   Maple Ridge                 IL     Kankakee                               75            97.3%             $280
   Maple Valley                IL     Kankakee                              201            99.5%             $280
        Total Illinois                                          3           491            95.3%             $266

                                                                                                        Weighted
                                                                        Total                           Average
                                                           Total      Number of                      Monthly Rent
                                      Location(Closest     Comm-        Sites       Occupancy as        per Site
           Community          State      Major City)      unities     3/31/2001      of 3/31/01         3/31/01
   --------------------------------------------------------------------------------------------------------------
*  Broadmore                   IN     South Bend                            358             86.0%            $267
   Forest Creek                IN     South Bend                            167             95.2%            $305
*  Fountainvue                 IN     Marion                                120             89.2%            $170
   Hickory Knoll               IN     Indianapolis                          326             95.1%            $315
   Mariwood                    IN     Indianapolis                          296             85.5%            $326
   Oak Ridge                   IN     South Bend                            204             94.6%            $259
   Pendleton                   IN     Indianapolis                          102             91.2%            $235
*  Sherwood                    IN     Marion                                135             51.1%            $159
   Skyway                      IN     Indianapolis                          156             90.4%            $287
   Twin Pines                  IN     Goshen                                238             94.1%            $267
        Total Indiana                                          10         2,102             88.3%            $272
   Mosby's Point               KY     Cincinnati                            150             97.3%            $311
   Rolling Hills               KY     Louisville                            158             89.2%            $216
        Total Kentucky                                          2           308             93.2%            $262
   Pinecrest Village           LA     Shreveport                            446             75.8%            $156
   Stonegate, LA               LA     Shreveport                            157             96.8%            $176
        Total Louisiana                                         2           603             81.3%            $161
   Hillcrest                   MA     Boston                                 82             97.6%            $339
   Leisurewoods Rockland       MA     Boston                                394             99.0%            $351
*  Leisurewoods Taunton        MA     Boston                                223             82.1%            $301
   The Glen                    MA     Boston                                 36            100.0%            $405
        Total Massachusetts                                     4           735             93.7%            $337
*  Algoma Estates              MI     Grand Rapids                          308             91.6%            $325
   Anchor Bay                  MI     Detroit                             1,384             95.4%            $349
   Arbor Village               MI     Jackson                               266             97.7%            $262
   Avon                        MI     Detroit                               617             98.7%            $416
*  Canterbury Estates          MI     Grand Rapids                          290             63.4%            $251
   Chesterfield                MI     Detroit                               345             97.1%            $373
*  Chestnut Creek              MI     Flint                                 221             84.6%            $292
   Clinton                     MI     Detroit                             1,000             97.5%            $366
   Colonial Acres              MI     Kalamazoo                             612             94.4%            $304
   Colonial Manor              MI     Kalamazoo                             195             96.4%            $273
   Country Estates             MI     Grand Rapids                          254             91.7%            $286
*  Cranberry                   MI     Pontiac                               328             75.9%            $385
*  Deerfield Manor (aka        MI     Allendale                              96             18.8%            $ 93
   Allendale)
   Ferrand Estates             MI     Grand Rapids                          420             99.0%            $340
*  Forest Lake Estates         MI     Grand Rapids                          221             80.5%            $298
*  Grand Blanc                 MI     Flint                                 478             88.7%            $375
   Holiday Estates             MI     Grand Rapids                          205             98.0%            $347
*  Holly Hills                 MI     Holly                                  96              7.3%            $145
   Howell                      MI     Lansing                               455             97.4%            $385
*  Huron Estates               MI     Flint                                 111             85.6%            $216
   Lake in the Hills           MI     Detroit                               238             98.7%            $404
   Leonard Gardens             MI     Grand Rapids                          271             86.7%            $273
   Macomb                      MI     Detroit                             1,427             96.7%            $398
*  Maple Run                   MI     Clio                                  145             46.9%            $248
   Norton Shores               MI     Grand Rapids                          656             85.2%            $271
   Novi                        MI     Detroit                               725             92.3%            $433
   Oakhill                     MI     Flint                                 504             88.1%            $365
   Old Orchard                 MI     Flint                                 200             98.5%            $347
   Orion                       MI     Detroit                               423             96.5%            $356
*  Pine Lakes                  MI     Lapeer                                137             52.6%            $272
   Pinewood                    MI     Columbus                              380             97.1%            $313
   Pleasant Ridge              MI     Lansing                               305             74.8%            $233
   Royal Estates               MI     Kalamazoo                             183             92.3%            $328
   Science City                MI     Midland                               171             95.3%            $303
   Springbrook                 MI     Utica                                 400             97.5%            $346
   Sun Valley                  MI     Jackson                               197             92.9%            $262
   Swan Creek                  MI     Ann Arbor                             294             99.0%            $356

                                                                                                        Weighted
                                                                        Total                           Average
                                                           Total      Number of                      Monthly Rent
                                      Location(Closest     Comm-        Sites       Occupancy as        per Site
           Community          State      Major City)      unities     3/31/2001      of 3/31/01         3/31/01
   --------------------------------------------------------------------------------------------------------------
   (Michigan  continued)
*  The Highlands               MI     Flint                                 683             89.6%            $299
*  Torrey Hills                MI     Flint                                 346             97.1%            $355
   Valley Vista                MI     Grand Rapids                          137             90.5%            $317
   Villa                       MI     Flint                                 319             92.5%            $355
*  Westbrook                   MI     Detroit                               386             69.2%            $378
   Yankee Spring               MI     Grand Rapids                          284             89.8%            $267
        Total Michigan                                         43        16,713             81.7%            $309
   Cedar Knolls                MN     Minneapolis                           458             97.4%            $423
   Cimmaron                    MN     St. Paul                              505             98.4%            $422
   Rosemount                   MN     Minneapolis/St. Paul                  182            100.0%            $407
   Twenty-Nine Pines           MN     St. Paul                              152             90.8%            $344
        Total Minnesota                                         4         1,297             97.4%            $411
*  Springfield Farms           MO     Springfield                           136             87.5%            $184
        Total Missouri                                          1           136             87.5%            $184
   Countryside Village G.F.    MT     Great Falls                           226             97.8%            $205
        Total Montana                                           1           226             97.8%            $205
   Autumn Forest               NC     Greensboro                            299             82.9%            $270
   Foxhall Village             NC     Raleigh                               315             96.5%            $357
   Oakwood Forest              NC     Greensboro                            481             91.9%            $257
   Woodlake                    NC     Greensboro                            308             93.5%            $237
        Total North Carolina                                    4         1,403             91.4%            $247
   Buena Vista                 ND     Fargo                                 400             97.0%            $278
   Columbia Heights            ND     Grand Forks                           302             97.7%            $293
   President's Park            ND     Grand Forks                           174             85.6%            $239
   Meadow Park                 ND     Fargo                                 117             92.3%            $228
        Total North Dakota                                      4           993             91.1%            $260
   Casual Estates              NY     Syracuse                              953             67.7%            $307
   Meadowbrook                 NY     Ithaca                                237             65.0%            $267
   Oak Orchard Estates         NY     Rochester                             235             91.1%            $289
   Shadybrook                  NY     Syracuse                               97             72.2%            $307
        Total New York                                          4         1,522             71.2%            $298
*  Hunter's Chase              OH     Lima                                  135             58.5%            $168
   Vance                       OH     Columbus                              110             87.3%            $267
   Willo-Arms                  OH     Cleveland                             262             98.5%            $216
   Yorktowne                   OH     Cincinnati                            354             95.8%            $345
        Total Ohio                                              4           861             89.7%            $268
   Crestview                   OK     Stillwater                            237             86.9%            $201
        Total Oklahoma                                          1           237             86.9%            $201
   Knoll Terrace               OR     Salem                                 212             94.3%            $384
   Riverview                   OR     Portland                              133             91.0%            $436
        Total Oregon                                            2           345             93.0%            $404
*  Carnes Crossing             SC     Summerville                           608             83.9%            $169
*  Conway Plantation           SC     Myrtle Beach                          299             72.2%            $186
   Saddlebrook                 SC     Charleston                            426             94.4%            $213
        Total South Carolina                                    3         1,333             84.6%            $187
*  Eagle Creek                 TX     Tyler                                 199             91.0%            $161
   Homestead Ranch             TX     McAllen                               126             88.1%            $232
   Leisure World               TX     Brownsville                           201             95.0%            $225
   Onion Creek                 TX     Austin                                190             53.7%            $302
   The Homestead               TX     McAllen                                99             98.0%            $217
   Trail's End                 TX     Brownsville                           299             77.9%            $247
        Total Texas                                             6         1,114             73.0%            $181
*  Regency Lakes               VA     Winchester                            384             85.7%            $216
        Total Virginia                                          1           384             85.7%            $216
   Eagle Point                 WA     Seattle                               230             97.4%            $473
        Total Washington                                        1           230             97.4%            $473
   Breazeale                   WY     Laramie                               115             94.8%            $247
        Total Wyoming                                           1           115             94.8%            $247

   Totals                                                     169        53,398             89.5%            $324

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits
               None.

          (b)  Reports on Form 8-K
               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of May, 2001.


                                                CHATEAU COMMUNITIES, INC.



                                                By:  /s/ Tamara D. Fischer
                                                   -----------------------
                                                     Tamara D. Fischer
                                                  Executive Vice President
                                                and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                             Financial and Accounting Officer)