Form 10-Q
period 2001-06-30
CHATEAU COMMUNITIES INC
filed 2001-08-14
CIK 912393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                              ------------------

                                   FORM 10-Q



    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

                                      or

    [_] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        Commission file number 1-12496

--------------------------------------------------------------------------------

                           CHATEAU COMMUNITIES, INC.
            (exact name of registrant as specified in its charter)

           MARYLAND                                    38-3132038
           (State of                       (I.R.S. Employer Identification No.)
        incorporation)

          6160 South Syracuse Way, Greenwood Village, Colorado 80111
                   (Address of principal executive offices)

                                (303) 741-3707
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock outstanding on August 1, 2001 was 28,770,502 shares.


--------------------------------------------------------------------------------

                           CHATEAU COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                  Pages
                                                               ----------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 2001 and 2000          1

           Condensed Consolidated Balance Sheets as of June 30,
             2001 and December 31, 2000                                 2

           Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 2001 and 2000                3

           Notes to Condensed Consolidated Financial Statements       4-6


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7-10

Item 3.    Quantitative and Qualitative Disclosures about Market
             Risk                                                      11


PART II.   OTHER INFORMATION                                           12


SIGNATURE                                                              18

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements



                           CHATEAU COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                 Three Months Ended                  Six Months Ended
                                                                       June 30,                          June 30,
                                                         -------------------------------     -----------------------------
                                                             2001              2000              2001            2000
                                                         ------------      -------------     -------------   -------------
Revenues:
   Rental income                                          $    49,355       $     46,190      $    97,967     $     92,395
   Interest income                                              2,288              2,290            4,680            4,468
   Management fee and other income                              1,799              2,294            2,538            2,760
                                                         ------------      -------------     ------------    -------------
                                                               53,442             50,774          105,185           99,623

Expenses:
   Property operating and maintenance                          14,364             13,109           28,331           25,674
   Real estate taxes                                            3,477              3,333            6,912            6,667
   Depreciation and amortization                               11,527             10,602           23,400           21,407
   Administrative                                               2,766              2,356            4,835            4,713
   Interest and related amortization                            9,146              8,767           18,210           17,248
                                                         ------------      -------------     ------------    -------------
                                                               41,280             38,167           81,688           75,709
                                                         ------------      -------------     ------------    -------------

Income before minority interests                               12,162             12,607           23,497           23,914

Less income allocated to minority interests:
   Preferred OP Units                                           1,524              1,524            3,047            3,047
   Common OP Units                                              1,220              1,256            2,318            2,383
                                                         ------------      -------------     ------------    -------------

   Net income available to common shareholders            $     9,418       $      9,827      $    18,132     $     18,484
                                                         ============      =============     ============    =============

Per share/OP Unit information:

   Basic earnings per common share                        $      0.33       $       0.35      $      0.63     $       0.65
                                                         ============      =============     ============    =============

   Diluted earnings per common share                       $     0.33       $       0.34      $      0.63     $       0.65
                                                         ============      =============     ============    =============

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                               June 30,             December 31,
                                ASSETS                                           2001                   2000
                                                                          ------------------     -------------------
                                                                             (Unaudited)
Rental property:
  Land                                                                      $        144,186        $       139,417
  Land and improvements for expansion sites                                           53,223                 26,145
  Depreciable property                                                               981,153                925,889
                                                                          ------------------     -------------------
                                                                                   1,178,562              1,091,451
     Less:  accumulated depreciation                                                 259,603                235,653
                                                                          ------------------     -------------------

     Net rental property                                                             918,959                855,798

Cash and cash equivalents                                                              2,878                     99
Rents and others receivables, net                                                      7,780                  7,107
Notes receivable                                                                      33,566                 24,539
Investments in and advances to affiliates                                             84,483                119,727
Prepaid expenses and other assets                                                     11,735                 10,594
                                                                          ------------------     -------------------

           Total assets                                                     $      1,059,401        $     1,017,864
                                                                          ==================     ===================

                             LIABILITIES

Debt                                                                        $        556,161        $       535,470
Accrued interest payable                                                               7,231                  6,953
Accounts payable and accrued expenses                                                 16,527                 14,085
Rents received in advance and security deposits                                       11,026                  7,816
Dividends and distributions payable                                                   18,447                    765
                                                                          ------------------     -------------------

           Total liabilities                                                         609,392                565,089

Minority interests in Operating Partnership                                          118,836                116,863

                         SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares authorized;
  no shares issued or outstanding                                                          -                      -
Common stock, $.01 par value, 90 million shares authorized;
  28,761,488 and 28,531,675, shares issued and outstanding at
  June 30, 2001 and December 31, 2000, respectively                                      288                    285
Additional paid-in capital                                                           454,719                445,905
Dividends in excess of accumulated earnings                                         (110,704)               (97,605)
Accumulated other comprehensive income                                                   582                      -
Notes receivable from officers, 577,432 shares                                       (13,712)               (12,673)
                                                                          ------------------     ------------------
   Total shareholders' equity                                                        331,173                335,912
                                                                          ------------------     ------------------

     Total liabilities and shareholders' equity                             $      1,059,401        $     1,017,864
                                                                          ==================     ==================

   The accompanying notes are an integral part of the financial statements.

                           CHATEAU COMMUNITIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                      --------------------------------
                                                                          2001             2000
                                                                      ---------------   --------------
Cash flows from operating activities:
     Net income                                                        $       18,132    $      18,484
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Income attributed to minority interests                                    2,318            2,383
     Depreciation and amortization                                             23,400           21,407
     Amortization of debt issuance costs                                          370              282
     Increase in operating assets                                              (1,944)          (5,720)
     Increase (decrease) in operating liabilities                               5,651             (206)
                                                                      ---------------  ---------------

         Net cash provided by operating activities                             47,927           36,630

Cash flows from investing activities:
     Acquisitions of rental properties and land to be developed               (20,766)          (1,972)
     Additions to rental property and equipment                               (14,902)         (17,535)
     Investment in and advances to affiliates                                  (6,686)          (8,015)
     Advances on notes receivable, net                                         (8,799)               -
                                                                      ---------------  ---------------

         Net cash used in investing activities                                (51,153)         (27,522)

Cash flows from financing activities:
     Borrowings on line of credit                                              80,211          168,376
     Payments on line of credit                                               (58,592)        (218,579)
     Payoff of debt                                                                 -         (160,824)
     Principal payments on debt                                                  (928)            (705)
     Dividends/distributions to shareholders/OP Unitholders                   (17,539)         (31,708)
     Common shares/OP Units repurchased and retired                                 -          (11,323)
     Proceeds from the issuance of debt                                             -          245,295
     Payment of debt issuance costs                                                 -             (447)
     Exercise of common stock options and other                                 2,853              731
                                                                      ---------------  ---------------

         Net cash provided by (used in) financing activities                    6,005           (9,184)
                                                                      ---------------  ---------------

Increase (decrease) in cash and cash equivalents                                2,779              (76)
Cash and cash equivalents, beginning of period                                     99              348
                                                                      ---------------  ---------------
Cash and cash equivalents, end of period                               $        2,878    $         272
                                                                      ===============  ===============

Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in
     connection with acquisitions/development                          $        9,243    $         551
                                                                      ===============  ===============

   The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   -----------------------------------------------------------------------------

1. Background and Basis of Presentation:
   -------------------------------------
   Background -
   Chateau Communities, Inc. is a real estate investment trust ("REIT") formed in 1993. We are engaged in owning and operating manufactured housing community properties, primarily through our Operating Partnership, CP Limited Partnership. As of June 30, 2001, our portfolio consisted of 174 properties, containing an aggregate of 54,690 homesites and 1,359 park model/RV sites, located in 28 states. We also fee manage 39 properties, containing an aggregate of 8,591 homesites.

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

   Basis of Presentation -
   The accompanying condensed consolidated financial statements include all accounts of Chateau, our wholly owned qualified REIT subsidiaries and our Operating Partnership. All significant inter-entity balances and transactions have been eliminated. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

   Reclassifications -
   Certain prior year amounts have been reclassified to conform to current period presentation.

2. New Accounting Standards:
   -------------------------
   In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement amends certain requirements of SFAS No. 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction. Upon adoption of SFAS No. 138, we recorded a transition adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancings of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 is not expected to have a significant impact on our financial position or results of operations. CHATEAU COMMUNITIES, INC.

                            CHATEAU COMMUNITIES, INC.

                                   (Unaudited)

   -----------------------------------------------------------------------------

3. Comprehensive Income:
   ---------------------
   Other comprehensive income includes a cumulative effect of derivative securities from the adoption of FAS 138. Total comprehensive income for the six months ended June 30, 2001 is summarized as follows (in thousands):

         Net income                                                $18,132
         Plus: amortization of deferred hedge gains                     76
         Less: reclassification of amounts already included
               in net income                                        (   76)
                                                                  --------
         Total comprehensive income                                $18,132
                                                                  ========

4.   Rental Property:
     ----------------
     We purchased two communities in April and May of 2001. One community was purchased for $5.4 million, is located in Indiana, and has 288 sites. The other community was purchased for $23.9 million, is located in Georgia, and has 911 sites.

5.   Common Stock and Related Transactions:
     --------------------------------------
     On May 17, 2001, we declared a cash dividend/distribution of $.545 per share/OP Unit to Shareholders and OP Unitholders of record as of June 29, 2001. The dividend/distribution was paid July 16, 2001 and is included in dividends/distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 2001.

     On February 22, 2001, we declared a cash dividend/distribution of $.545 per share/OP Unit to shareholders and OP Unitholders of record as of March 30, 2001.

                                                                 For the Three Months             For the Six Months
                                                                    Ended June 30,                  Ended June 30,
                                                              --------------------------      --------------------------
(In thousands, except per share data)                             2001            2000            2001            2000
                                                              ----------      ----------      ----------      ----------
Basic EPS:
   Income (1)                                                   $ 10,638        $ 11,083        $ 20,450        $ 20,867
                                                              ==========      ==========      ==========      ==========

   Weighted average common shares outstanding                     28,694          28,458          28,635          28,477
   Weighted average common OP Units outstanding                    3,717           3,638           3,659           3,671
                                                              ----------      ----------      ----------      ----------
   Weighted average common shares and OP Units - Basic            32,411          32,096          32,294          32,148
                                                              ==========      ==========      ==========      ==========

   Per share                                                    $   0.33          $ 0.35        $   0.63        $   0.65
                                                              ==========      ==========      ==========      ==========

Diluted EPS:
   Income (1)                                                   $ 10,638        $ 11,083        $ 20,450        $ 20,867
                                                              ==========      ==========      ==========      ==========

   Weighted average common shares outstanding                     28,694          28,458          28,635          28,477
   Weighted average common OP Units outstanding                    3,717           3,638           3,659           3,671
   Employee stock options                                            217              47             221              41
                                                              ----------      ----------      ----------      ----------

   Weighted average common shares and OP Units - Diluted          32,628          32,143          32,515          32,189
                                                              ==========      ==========      ==========      ==========

   Per share                                                    $   0.33        $   0.34        $   0.63        $   0.65
                                                              ==========      ==========      ==========      ==========

(1) Represents income before minority interests less the income allocated to the
                              Preferred OP Units.

                            CHATEAU COMMUNITIES, INC.

                                   (Unaudited)

   -----------------------------------------------------------------------------

6.  Financing:
    ---------

    The following table sets forth certain information regarding our debt at June 30, 2001.

                                      Weighted Average                                   Principal
     (In thousands)                     Interest Rate           Maturity Date             Balance
                                      ----------------        -----------------        -------------
     Fixed rate mortgage debt              7.8%                   2002 - 2010              $ 136,244
     Unsecured Senior Notes                7.5%                   2003 - 2005                320,000
     Unsecured lines of credit             5.0%                       2004                    96,349
     Other notes payable                                                                       3,568
                                                                                       -------------
                                                                                           $ 556,161
                                                                                       =============

7.  Related Party Transactions:
    --------------------------
    Included in management and other income is $2,300,000 and $2,039,000 of management and transaction fee income received from N'Tandem Trust for the six months ended June 30, 2001 and 2000, respectively.

8.  Subsequent Event:
    ----------------

    On July 31, 2001 we purchased CWS Communities Trust, a private real estate investment trust for approximately $557 million, consisting of approximately $335 million in cash, $63 million in a private placement of Operating Partnership Units (which were issued at $30.935 per OP Unit), the issuance of approximately $10 million in 7.5% Senior Unsecured Notes due August 2012 (the "August 2012 Notes") and the assumption of $149 million in debt. The portfolio consists of 46 properties with 16,600 homesites in 11 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points and matures August 2, 2002. We expect to replace this facility, depending on market conditions, with longer term debt and/or a combination of asset dispositions and the issuance of equity. In connection with this transaction, we agreed to issue in a private placement to the holders of the August 2012 Notes, an aggregate of 321,399 OP Units at $30.935 per OP Unit, in exchange for the issuance by such holders of 7.5% notes, due August 2012, subject to extension in certain events. These notes are substantially collateralized by the related OP Units.

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

Overview

We are one of the largest owner/managers of manufactured home communities in the United States. As of June 30, 2001, our portfolio comprised 174 manufactured home communities containing 54,690 manufactured homesites and 1,359 park model/RV sites, located in 28 states. Since our formation in 1993, we have elected to qualify as a REIT under the Internal Revenue Code and therefore we do not generally pay Federal corporate income taxes on our earnings to the extent they are distributed to our shareholders. As of January 1, 2001, we began consolidating all our joint ventures, which we control.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three and six months ended June 30, 2001 and 2000. We consider all communities owned by us at the beginning of the period as our "Core Portfolio."

                                                                Core Portfolio                    Total
                                                         --------------------------    -----------------------------
                                                             2001           2000           2001             2000
                                                         ------------   -----------    ------------    -------------
Dollars in thousands, except per site information
As of June 30,
--------------------------------------------------
Number of communities                                           165            165            174           165
Total manufactured homesites                                 52,453         51,913         54,690        51,913
Occupied sites                                               47,163         47,413         48,744        47,413
Occupancy                                                      89.9%          91.3%          89.1%         91.3%

For the three months ended June 30,
--------------------------------------------------
Rental income                                              $ 48,387       $ 46,190       $ 49,355      $ 46,190
Property operating expenses                                $ 17,248       $ 16,442       $ 17,841      $ 16,442
Net operating income                                       $ 31,139       $ 29,748       $ 31,514      $ 29,748
Weighted average monthly rent per site                     $    329       $    313       $    327      $    313

For the six months ended June 30,
--------------------------------------------------
Rental income                                              $ 96,644       $ 92,395       $ 97,967      $ 92,395
Property operating expenses                                $ 33,815       $ 32,341       $ 35,243      $ 32,341
Net operating income                                       $ 62,829       $ 60,054       $ 62,724      $ 60,054
Weighted average monthly rent per site                     $    327       $    312       $    325      $    312

Comparison of three months ended June 30, 2001 to three months ended June 30,
2000

For the three months ended June 30, 2001, income before minority interests was $12,162,000, a decrease of $445,000 from the three months ended June 30, 2000. The decrease was due to increased depreciation and property based operating expenses and lower profit from CSI, offset by increased net operating income from our Core Portfolio.

Rental revenue for the three months ended June 30, 2001 was $49,355,000 an increase of $3,165,000 from the three months ended June 30, 2000. The increase is primarily due to rental increases in our Core Portfolio.

Weighted average occupancy for the three months ended June 30, 2001 was 48,507 sites compared with 47,385 for the same period in 2000. The occupancy rate was
89.1 percent on 54,690 sites as of June 30, 2001, compared to 91.3 percent on 51,913 sites as of June 30, 2000. The occupancy rate on our stabilized portfolio was 91.8 percent as of June 30, 2001 compared to 92.9% as of June 30, 2000. Our stabilized portfolio includes communities where we do not have, or have not recently had, an expansion of the community. On a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2001 was $327 compared with $313 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the three months ended June 30, 2001 was $329 compared with $313 for the same period in 2000 an increase of 4.9 percent.

Interest income primarily includes interest on notes receivable and advances to affiliates. The decrease of $2,000 for the three months ended June 30, 2001 from the same period in 2000 is due primarily to eliminating $764,000 of interest income from consolidating the joint ventures, offset by increased lending activities.

Management fee and other income primarily include management and transaction fee income for the management of 39 manufactured home communities and equity earnings from CSI. Included in this amount is approximately $1,200,000 and $1,400,000 of fees from N'Tandem for the three months ended June 30, 2001 and 2000, respectively. The decrease of $495,000 in the three months ended June 30, 2001 from the same period in 2000 is due primarily to slower home sales, a difficult financing environment and fewer resale commissions from CSI, as well as lower fees from N'Tandem.

The general decline in demand and economic activity, while not directly related to us, has had an impact on revenue growth.

Property operating and maintenance expense for the three months ended June 30, 2001 increased by $1,255,000 or 9.6 percent from the same period a year ago. The majority of the increase was due to increases in our Core Portfolio, including increased property insurance, healthcare and administrative costs.

Administrative expense for the three months ended June 30, 2001 increased by $410,000 from the same period a year ago. Administrative expense in the second quarter of 2001 was 5.2 percent of total revenues as compared to 4.6 percent in 2000.

Depreciation and amortization expense for the month ended June 30, 2001, increased $925,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the second quarter of 2001 remained relatively unchanged from 2000.

Comparison of six months ended June 30, 2001 to six months ended June 30, 2000

For the six months ended June 30, 2001, income before minority interests was $23,497,000, a decrease $417,000 from the six months ended June 30, 2000. The decrease was due primarily to increased depreciation and property based operating expenses and lower profit from CSI, offset by increased net operating income from our Core Portfolio.

Rental revenue for the six months ended June 30, 2001, was $97,967,000, an increase of $5,572,000 from the six months ended June 30, 2000. The increase is primarily due to rental increases in our Core Portfolio.

Weighted average occupancy for the six months ended June 30, 2001, was 48,199 sites compared with 47,388 for the same period in 2000. On a per site basis, weighted average monthly rental revenue for the six months ended June 30, 2001 was $325 compared with $312 in the same period of 2000. For our Core Portfolio, on a per site basis, weighted average monthly rental revenue for the six months ended June 30, 2001 was $327, compared with $312 for the same period in 2000, an increase of 4.5 percent.

Interest income primarily includes interest on notes receivable and advances to affiliates. The increase of $212,000 for the six months ended June 30, 2001 from the same period in 2000 is due primarily to increased lending activities, offset by $1,636,000 of eliminating interest income from consolidating the joint ventures.

Management fee and other income primarily include management and transaction fee income for the management of 39 manufactured home communities and equity earnings from CSI. Included in this amount is approximately $2,300,000 and $2,000,000 of fees from N'Tandem for the six months ended June 30, 2001 and 2000, respectively. The decrease of $222,000 in the six months ended June 30, 2001 from the same period in 2000 is due primarily to fewer home sales and re-sales at CSI.

Property operating and maintenance expense for the six months ended June 30, 2001 increased by $2,657,000 or 10.3% percent from the same period a year ago. The majority of the increase was due to increases in our Core Portfolio, due to unusually high weather-related repair and maintenance, increasing utility costs in several parts of the country and increased property insurance costs.

We recently completed the implementation of an enterprise-wide software system. In connection with the implementation, we performed a detailed review and analysis of each resident account. These reviews led us to recognize write-offs of accounts receivable of approximately $650,000 in the first quarter of 2001. Upon completion of these reviews, management bonuses for the year 2000 were recalculated and reduced by approximately $400,000.

Administrative expense for the six months ended June 30, 2001 increased by $122,000 from the same period a year ago. Administrative expense in the first half of 2001 was 4.6 percent of total revenues as compared to 4.7 percent in 2000.

Depreciation and amortization expense for the month ended June 30, 2001, increased $1,993,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first half of 2001 remained relatively unchanged from 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $47,927,000 for the six months ended June 30, 2001, compared with $36,630,000 for the six months ended June 30, 2000. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the six months ended June 30, 2001 was $51,153,000. This amount represented investments and advances to affiliates, lending activity, capital expenditures and development costs. Development and acquisition costs were $20,766,000, capital expenditures were approximately $15,000,000 (which includes recurring cap-ex of $3,093,000), investments in and advances to affiliates were $6,686,000 and advances on notes receivable were approximately $9,000,000. Capital expenditures have historically been financed with cash from operations and it is our intention that such future expenditures will be financed with cash from operations.

On July 31, 2001 we purchased CWS Communities Trust, a private real estate investment trust for approximately $557 million, consisting of approximately $335 million in cash, $63 million in a private placement of Operating Partnership Units (which were issued at $30.935 per OP Unit), the issuance of approximately $10 million in 7.5% Senior Unsecured Notes due August 2012 (the "August 2012 Notes") and the assumption of $149 million in debt. The portfolio consists of 46 properties with 16,600 homesites in 11 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points and matures August 2, 2002. We expect to replace this facility, depending on market conditions, with longer term debt and/or a combination of asset dispositions and the issuance of equity. In connection with this transaction, we agreed to issue in a private placement to the holders of the August 2012 Notes, an aggregate of 321,399 OP Units at $30.935 per OP Unit, in exchange for the issuance by such holders of 7.5% notes, due August 2012, subject to extension in certain events. These notes are substantially collateralized by the related OP Units.

Net cash provided by financing activities for the six months ended June 30, 2001 was $6,005,000. This was due primarily to net borrowings of $21,619,000 on the Company's lines of credit, offset by payment of dividends/distributions to shareholders/OP Unitholders.

We have a line of credit available with BankOne, N.A., acting as lead agent, for $125 million. In February 2001, we renegotiated our BankOne credit facility and increased it from $100 million to $125 million. The term of the new facility is three years and bears interest at LIBOR plus 90 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points, (together with our BankOne credit facility, "Credit Facilities"). As of June 30, 2001 we had approximately $96 million outstanding under our Credit Facilities and had available $36 million in additional borrowing capacity.

In addition to repayment of long-term borrowings and amounts outstanding under the Acquisition and Credit Facilities, our principal long-term liquidity needs will be derived from future acquisitions of communities, acquisition of land for development, and new community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtness and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, borrowings under our Credit Facilities and other lines of credit.

New Accounting Standard

In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement amends certain requirements of SFAS 133. We adopted SFAS No. 138 on January 1, 2001, the required date of adoption. Upon adoption, changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedged transaction. Upon adoption of SFAS No. 138, we recorded a transition adjustment of $658,000 as a cumulative effect in accumulated other comprehensive income in the stockholders' equity section of the Condensed Consolidated Balance Sheet. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancing of debt which have been completed. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS no. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 is not expected to have a significant impact on our financial position or results of operations.

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

                                                           For the Quarter                   For the Six Months
                                                            Ended June 30,                    Ended June 30,
                                                    -------------------------------   --------------------------------

                                                         2001             2000             2001              2000
                                                    --------------   --------------   --------------    --------------
Income before minority interests                         $ 12,162         $ 12,607         $ 23,497          $ 23,914

Plus:
  Depreciation and amortization                            11,527           10,602           23,400            21,407

Less:
  Depreciation expense on corporate assets                    107              125              215               215
  Distributions on Preferred OP Units                       1,524            1,524            3,047             3,047
                                                    -------------    -------------    -------------     -------------
FFO                                                      $ 22,058         $ 21,560         $ 43,635          $ 42,059
                                                    =============    =============    =============     =============

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtness outstanding as of June 30, 2001.

                                                                                       Weighted
                                                     Amount of        Percent of       Average
            (In thousands)                           Indebtness       Total Debt    Interest Rate    Maturity Date
                                                   --------------   -------------   --------------   -------------
Mortgage Debt:

Collateral Mortgage (7 properties)                   $   115,375            20.9%            7.8%         2010
Other (8 properties)                                      20,869             3.8%            7.8%      2002-2008
                                                   -------------    ------------    ------------


  Total Mortgages                                        136,244            24.7%            7.8%

Unsecured Debt:

Unsecured Senior Notes                                    50,000             9.0%            8.0%         2003
Unsecured Senior Notes                                    70,000            12.7%            7.5%         2003
Unsecured Senior Notes                                   100,000            18.1%            8.3%         2005
Unsecured Senior Notes                                   100,000            18.1%            6.4%         2004
                                                   -------------    ------------    ------------

  Total Unsecured                                        320,000            57.9%            7.5%
                                                   -------------    ------------    ------------
  Total Fixed Rate                                       456,244            82.6%            7.6%

Variable Rate Debt:

Credit Facilities                                         96,349            17.4%            5.0%         2004
                                                   -------------

  Total Secured and Unsecured                        $   552,593           100.0%
                                                   =============


Based on the amount outstanding under our Credit Facilities as of June 30, 2001 of $96,349,000 if the LIBOR rate under our Credit Facilities was 100 basis points higher or lower during the six months ended June 30, 2001, then our interest expense (net of adjustments for capitalized items), for the period would have increased or decreased by approximately $482,000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 17, 2001, the Company held its annual meeting of shareholders. The following matters were voted upon at the meeting:

          The election of the following Class II directors named in the proxy statement:

                                     Votes for      Votes against     Abstentions and Broker Non-votes
                                     ---------      -------------     --------------------------------
          Edward R. Allen            23,689,099           0                        35,204
          James M. Hankins           23,678,829           0                        45,474
          C.G. ("Jeff") Kellogg      23,688,586           0                        35,717

     Class I directors (Gebran S. Anton, Jr., Rhonda G. Hogan, James M. Lane and Gary P. McDaniel), and Class III directors (John A. Boll, James L. Clayton, and Steven G. Davis) also continued in office as directors after the meeting.

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

The following table sets forth certain information, as of June 30, 2001, regarding our Properties, excluding the three park model/RV communities.

*    These properties are included in our Active Expansion Portfolio.

                                                                                                       Weighted
                                                                Total          Total                    Average
                                     Location (Closest Major    Comm-         Number of               Monthly Rent
         Community           State           City)             unities         Sites      Occupancy    per Site
------------------------------------------------------------------------------------------------------------------
  100 Oaks                      AL     Fultondale                                   230         86.5%          $245
  Lakewood                      AL     Montgomery                                   397         53.7%          $176
  Green Park South              AL     Montgomery                                   417         92.5%          $280
             Total Alabama                                          3             1,044         76.4%          $232
  Bermuda Palms                 CA     Palm Springs                                 185         95.1%          $368
  Eastridge                     CA     San Jose                                     187         99.5%          $666
  La Quinta Ridge               CA     Palm Springs                                 152         87.5%          $429
  The Colony                    CA     Palm Springs                                 220         98.6%          $637
  The Orchard                   CA     San Francisco                                233         99.6%          $608
             Total California                                       5               977         96.6%          $552
* Antelope Ridge                CO     Colorado Springs                             140         30.0%          $404
  CV-Denver                     CO     Denver                                       345         93.9%          $400
  CV-Longmont                   CO     Longmont                                     310         99.0%          $415
  Friendly Village              CO     Greeley                                      226         98.2%          $332
  Pine Lakes Ranch              CO     Denver                                       762         98.6%          $377
  Redwood Estates               CO     Denver                                       753         98.1%          $365
             Total Colorado                                         6             2,536         94.0%          $379
  Cedar Grove                   CT     New Haven                                     60         96.7%          $323
  Evergreen                     CT     New Haven                                    102         95.1%          $326
  Green Acres                   CT     New Haven                                     64         98.4%          $316
  Highland                      CT     New Haven                                     50         94.0%          $329
             Total Connecticut                                      4               276         96.0%          $324

                                                                                                         Weighted
                                                                 Total          Total                    Average
                                      Location (Closest Major    Comm-         Number of               Monthly Rent
         Community           State             City)            unities         Sites       Occupancy    per Site
--------------------------------------------------------------------------------------------------------------------
  Anchor North                FL      Tampa Bay                                       94         92.6%         $287
  Audubon                     FL      Orlando                                        280         97.1%         $299
  Colony Cove                 FL      Sarasota                                     2,211         99.4%         $375
  Conway Circle               FL      Orlando                                        111         97.3%         $332
  Crystal Lake                FL      St. Petersburg                                 166         92.2%         $309
* Crystal Lakes               FL      Tampa                                          330         59.7%         $161
  CV-Jacksonville             FL      Jacksonville                                   643         88.6%         $321
  Del Tura                    FL      Fort Myers                                   1,344         87.9%         $441
  Eldorado Estates            FL      Daytona Beach                                  126         97.6%         $247
  Emerald Lake                FL      Fort Myers                                     201         99.0%         $312
  Fairways Country Club       FL      Orlando                                      1,141         99.4%         $321
* Foxwood Farms               FL      Orlando                                        375         79.2%         $230
  Hidden Valley               FL      Orlando                                        303         98.7%         $342
  Indian Rocks                FL      Clearwater                                     148         65.5%         $275
  Jade Isle                   FL      Orlando                                        101         95.0%         $338
  Lakeland Harbor             FL      Tampa                                          504         99.8%         $269
  Lakeland Junction           FL      Tampa                                          191        100.0%         $212
  Lakes at Leesburg           FL      Orlando                                        640        100.0%         $281
  Land O' Lakes               FL      Orlando                                        173         97.1%         $272
  Midway Estates              FL      Vero Beach                                     204         73.0%         $318
  Oak Springs                 FL      Orlando                                        438         73.1%         $250
  Orange Lake                 FL      Orlando                                        242         97.9%         $273
  Palm Beach Colony           FL      West Palm Beach                                285         90.2%         $317
  Pedaler's Pond              FL      Orlando                                        214         85.0%         $214
  Pinellas Cascades           FL      Clearwater                                     238         93.7%         $391
  Shady Lane                  FL      Clearwater                                     108         93.5%         $286
  Shady Oak                   FL      Clearwater                                     250         96.8%         $344
  Shady Village               FL      Clearwater                                     156         96.2%         $322
  Southwind Village           FL      Naples                                         338         93.8%         $325
  Starlight Ranch             FL      Orlando                                        783         95.7%         $329
  Tarpon Glen                 FL      Clearwater                                     170         87.6%         $309
  Town & Country              FL      Orlando                                         73         95.8%         $333
  Whispering Pines            FL      Clearwater                                     392         96.2%         $399
  Winter Haven Oaks           FL      Orlando                                        343         53.4%         $220
               Total Florida                                        34            13,316         91.8%         $325
  Atlanta Meadows             GA      Atlanta                                         75         98.7%         $268
* Butler Creek                GA      Augusta                                        376         72.3%         $204
  Camden Point                GA      Kingsland                                      268         48.9%         $184
  Castlewood Estates          GA      Atlanta                                        334         84.4%         $352
  Colonial Coach Estates      GA      Atlanta                                        481         81.3%         $306
  Golden Valley               GA      Atlanta                                        131         96.2%         $295
  Hunter Ridge                GA      Atlanta                                        850         95.2%         $261
  Landmark                    GA      Atlanta                                        524         89.1%         $308
  Marnelle                    GA      Atlanta                                        205         94.1%         $302
  Oak Grove Estates           GA      Albany                                         174         86.8%         $158
  Paradise Village            GA      Albany                                         226         70.8%         $185
  South Oaks                  GA      Atlanta                                        295         49.2%         $130
               Total Georgia                                        12             3,939         81.3%         $254

                                                                                                           Weighted
                                                                   Total        Total                       Average
                                       Location (Closest Major     Comm-      Number of                  Monthly Rent
         Community              State           City)             unities       Sites      Occupancy      per Site
----------------------------------------------------------------------------------------------------------------------
  Lakewood Estates               IA      Davenport                               180            91.7%            $295
  Terrace Heights                IA      Dubuque                                 317            94.6%            $276
                  Total Iowa                                         2           497            93.6%            $283
  Coach Royale                   ID      Boise                                    91            98.9%            $316
  Maple Grove Estates            ID      Boise                                   270            97.0%            $325
  Shenandoah Estates             ID      Boise                                   154            94.8%            $306
                 Total Idaho                                         3           515            96.7%            $318
  Falcon Farms                   IL      Moline                                  215            89.3%            $264
  Maple Ridge                    IL      Kankakee                                 75            98.7%            $284
  Maple Valley                   IL      Kankakee                                201            98.5%            $284
              Total Illinois                                         3           491            94.5%            $275
* Broadmore                      IN      South Bend                              358            84.7%            $271
  Forest Creek                   IN      South Bend                              167            92.2%            $296
* Fountainvue                    IN      Marion                                  120            86.7%            $170
  Hickory Knoll                  IN      Indianapolis                            326            96.3%            $329
  Hoosier Estates                IN      Indianapolis                            288            97.9%            $174
  Mariwood                       IN      Indianapolis                            296            83.1%            $309
  Oak Ridge                      IN      South Bend                              204            93.7%            $269
  Pendleton                      IN      Indianapolis                            102            89.2%            $240
* Sherwood                       IN      Marion                                  135            45.9%            $191
  Skyway                         IN      Indianapolis                            156            86.5%            $315
  Twin Pines                     IN      Goshen                                  238            94.5%            $284
               Total Indiana                                        11         2,390            88.2%            $259
  Mosby's Point                  KY      Cincinnati                              150            96.7%            $329
  Rolling Hills                  KY      Louisville                              158            74.7%            $234
              Total Kentucky                                         2           308            85.4%            $280
  Pinecrest Village              LA      Shreveport                              446            77.4%            $173
  Stonegate, LA                  LA      Shreveport                              157            95.5%            $196
             Total Louisiana                                         2           603            82.1%            $179
  Hillcrest                      MA      Boston                                   82            98.8%            $340
  Leisurewoods Rockland          MA      Boston                                  394            99.2%            $354
* Leisurewoods Taunton           MA      Boston                                  223            86.5%            $308
  The Glen                       MA      Boston                                   36           100.0%            $418
         Total Massachusetts                                         4           735            95.4%            $342

* Algoma Estates                 MI      Grand Rapids                            308            92.5%            $337
  Anchor Bay                     MI      Detroit                               1,384            95.7%            $373
  Arbor Village                  MI      Jackson                                 266            97.7%            $271
  Avon                           MI      Detroit                                 617            98.1%            $434
* Canterbury Estate              MI      Grand Rapids                            290            64.1%            $255
  Chesterfield                   MI      Detroit                                 345            94.2%            $392
* Chestnut Creek                 MI      Flint                                   221            83.7%            $293
  Clinton                        MI      Detroit                               1,000            96.0%            $385
  Colonial Acres                 MI      Kalamazoo                               612            94.3%            $295
  Colonial Manor                 MI      Kalamazoo                               195            94.9%            $274
  Country Estates                MI      Grand Rapids                            254            89.8%            $294
* Cranberry                      MI      Pontiac                                 328            77.1%            $377
* Deerfield Manor (aka Allendale MI      Allendale                                96            25.0%            $  0

                                                                                                          Weighted
                                                                   Total         Total                     Average
                                     Location (Closest Major       Comm-        Number of                Monthly Rent
         Community           State             City)              unities         Sites     Occupancy     per Site
---------------------------------------------------------------------------------------------------------------------
  Ferrand Estates             MI      Grand Rapids                               420            99.3%           $363
* Forest Lake Estates         MI      Grand Rapids                               221            80.1%           $312
* Grand Blanc                 MI      Flint                                      478            89.1%           $382
  Holiday Estates             MI      Grand Rapids                               205            97.1%           $342
* Holly Hills                 MI      Holly                                       96            16.7%         $1,608
  Howell                      MI      Lansing                                    455            97.6%           $373
* Huron Estates               MI      Flint                                      111            88.3%           $225
  Lake in the Hills           MI      Detroit                                    238            99.6%           $398
  Leonard Gardens             MI      Grand Rapids                               271            88.2%           $291
  Macomb                      MI      Detroit                                  1,427            95.0%           $410
* Maple Run                   MI      Clio                                       145            52.4%           $248
  Norton Shores               MI      Grand Rapids                               656            84.8%           $282
  Novi                        MI      Detroit                                    725            90.6%           $419
  Oakhill                     MI      Flint                                      504            88.5%           $361
  Old Orchard                 MI      Flint                                      200            99.0%           $342
  Orion                       MI      Detroit                                    423            96.5%           $364
* Pine Lakes                  MI      Lapeer                                     137            58.1%            $36
  Pinewood                    MI      Columbus                                   380            97.6%           $326
  Pleasant Ridge              MI      Lansing                                    305            72.8%           $244
  Royal Estates               MI      Kalamazoo                                  183            91.8%           $349
  Science City                MI      Midland                                    171            94.8%           $312
  Springbrook                 MI      Utica                                      400            98.2%           $356
  Sun Valley                  MI      Jackson                                    197            91.4%           $268
  Swan Creek                  MI      Ann Arbor                                  294            99.3%           $360
* The Highlands               MI      Flint                                      683            89.9%           $304
* Torrey Hills                MI      Flint                                      346            96.2%           $359
  Valley Vista                MI      Grand Rapids                               137            92.0%           $332
  Villa                       MI      Flint                                      319            91.2%           $344
* Westbrook                   MI      Detroit                                    386            71.5%           $408
  Yankee Spring               MI      Grand Rapids                               284            85.6%           $271
              Total Michigan                                        43        16,713            90.3%           $353
  Cedar Knolls                MN      Minneapolis                                458            96.9%           $422
  Cimmaron                    MN      St. Paul                                   505            96.6%           $425
  Rosemount                   MN      Minneapolis/St. Paul                       182           100.0%           $410
  Twenty-Nine Pines           MN      St. Paul                                   152            93.4%           $338
             Total Minnesota                                         4         1,297            96.8%           $412
* Springfield Farms           MO      Springfield                                290            41.7%           $185
              Total Missouri                                         1           290            41.7%           $185
  Countryside Village G.F.    MT      Great Falls                                226            96.4%           $221
               Total Montana                                         1           226            96.4%           $221
  Autumn Forest               NC      Greensboro                                 299            81.3%           $245
  Foxhall Village             NC      Raleigh                                    315            94.6%           $303
  Oakwood Forest              NC      Greensboro                                 481            91.1%           $257
  Woodlake                    NC      Greensboro                                 308            92.9%           $274
        Total North Carolina                                         4         1,403            90.2%           $247
  Buena Vista                 ND      Fargo                                      400            96.8%           $283
  Columbia Heights            ND      Grand Forks                                302            97.4%           $297
  President's Park            ND      Grand Forks                                174            86.2%           $240

                                                                                                         Weighted
                                                                Total           Total                     Average
                                     Location (Closest Major    Comm-         Number of                Monthly Rent
         Community           State                City)         unities         Sites      Occupancy     per Site
----------------------------------------------------------------------------------------------------------------------
  Meadow Park                   ND     Fargo                                        117           94.0%           $223
            Total North Dakota                                          4           993           94.8%           $263
  Casual Estates                NY     Syracuse                                     953           67.7%           $311
  Meadowbrook                   NY     Ithaca                                       237           63.3%           $280
  Oak Orchard Estates           NY     Rochester                                    235           90.6%           $290
  Shadybrook                    NY     Syracuse                                      97           67.0%           $311
                Total New York                                          4         1,522           70.5%           $303
* Hunter's Chase                OH     Lima                                         135           59.3%           $175
  Vance                         OH     Columbus                                     110           82.7%           $278
  Willo-Arms                    OH     Cleveland                                    262           98.1%           $220
  Yorktowne                     OH     Cincinnati                                   354           94.6%           $346
                    Total Ohio                                          4           861           88.6%           $272
  Crestview                     OK     Stillwater                                   237           76.4%           $225
                Total Oklahoma                                          1           237           76.4%           $225
  Knoll Terrace                 OR     Salem                                        212           93.9%           $387
  Riverview                     OR     Portland                                     133           97.7%           $424
                  Total Oregon                                          2           345           95.4%           $401
* Carnes Crossing               SC     Summerville                                  608           85.0%           $208
* Conway Plantation             SC     Myrtle Beach                                 299           73.2%           $188
  Saddlebrook                   SC     Charleston                                   426           93.9%           $215
          Total South Carolina                                          3         1,333           85.2%           $206
* Eagle Creek                   TX     Tyler                                        199           87.4%           $160
  Homestead Ranch               TX     McAllen                                      126           89.7%           $247
  Leisure World                 TX     Brownsville                                  201           89.1%           $205
* Onion Creek                   TX     Austin                                       190           56.8%           $340
  The Homestead                 TX     McAllen                                       99           97.0%           $240
  Trail's End                   TX     Brownsville                                  299           77.3%           $216
                   Total Texas                                          6         1,114           80.9%           $231
* Regency Lakes                 VA     Winchester                                   384           87.2%           $213
                Total Virginia                                          1           384           87.2%           $213
  Eagle Point                   WA     Seattle                                      230           97.8%           $488
              Total Washington                                          1           230           97.8%           $488
  Breazeale                     WY     Laramie                                      115           95.7%           $255
                 Total Wyoming                                          1           115           95.7%           $255

  Totals                                                              171        54,690           89.1%           $324

Item 6         Exhibits and Reports on Form 8-K

               (a)  Exhibits and Index of Exhibits
                    None.

               (b)  Reports on Form 8-K
                    The Company filed a form 8-K on June 12, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13/th/ day of August, 2001.

                                                  CHATEAU COMMUNITIES, INC.


                                                  By: /s/ Tamara D. Fischer
                                                     ----------------------
                                                       Tamara D. Fischer
                                                    Executive Vice President
                                                  and Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                   Principal Financial and
                                                      Accounting Officer)