Form 10-K
period 2001-12-31
CHATEAU COMMUNITIES INC
filed 2002-04-01
CIK 912393

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      For the year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by references in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 15, 2002 was approximately $727,000,000 based on the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

The number of shares of the Registrant's Common Stock outstanding on March 15 2002 was 29,188,500 shares.

Portions of the Registrant's 2001 definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                            CHATEAU COMMUNITIES, INC.

                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                  ------------

  Item                                                                                  Pages
--------                                                                               -------
                                     PART

   1.  Business                                                                           3
   2.  Properties                                                                         6
   3.  Legal Proceedings                                                                 14
   4.  Submission of Matters to a Vote of Security Holders                               14

                                     PART II

   5.  Market for Registrant's Common Equity and Related Security Holder Matters         15
   6.  Selected Financial Data                                                           16
   7.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                            18
  7A.  Quantitative and Qualitative Disclosures About Market Risk                        26
   8.  Financial Statements and Supplementary Data                                       28
   9.  Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                               49

                                    PART III

  10.  Directors and Executive Officers of the Registrant                                49
  11.  Executive Compensation                                                            49
  12.  Security Ownership of Certain Beneficial Owners and Management                    49
  13.  Certain Relationships and Related Transactions                                    49

                                     PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  49
       Signatures                                                                        54

                                     PART I

Item 1.           Business
-------           --------

General Development of Business

Chateau Communities, Inc. is a self-administered and self-managed equity real estate investment trust ("REIT"), and the largest owner/manager of manufactured home communities in the United States. We conduct substantially all of our activities through CP Limited Partnership, a Maryland Limited Partnership (the "Operating Partnership"), in which we own, directly and through ROC Communities, Inc. ("ROC"), the other general partner of the Operating Partnership, an approximate 83% general partner interest. We consider ourselves to be engaged in only one industry segment. We own and operate 217 manufactured home communities (the "Properties") containing 70,723 homesites and 1,359 park model/RV sites in 33 states. We also fee manage 38 manufactured home community properties containing 8,118 homesites. In addition, we are involved in the development and expansion of manufactured home communities, and through our subsidiary, Community Sales, Inc. ("CSI"), the sale of new and pre-owned homes, brokerage of used homes and in assisting residents in arranging financing and insurance services.

Formation of the Company

We were formed in Maryland on August 25, 1993, as Chateau Properties, Inc., to continue and expand the manufactured home community operations and business objectives of Chateau Estates, a Michigan co-partnership, which had developed, owned and operated manufactured home communities and properties since 1966.

Industry Overview

A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes, including related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities, custom options and on-site built additional structures, such as a garage, carport or storage unit.

Modern manufactured home communities are similar to typical residential subdivisions and generally contain centralized entrances, paved streets, curbs, gutters and parkways. In addition, such communities often provide a variety of amenities to residents which may include: a clubhouse; swimming pools and jacuzzis; playgrounds; basketball, shuffleboard, and tennis courts; picnic areas; cable television service; golf courses; marinas; and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each resident within the manufactured home community is responsible for the maintenance of his/her home and leased site.

Additionally, manufactured home communities tend to have stable resident bases, with relatively few residents moving their homes out of the communities. Management thus tends to be more stable, and capital expenditures needs less significant, relative to multi-family rental apartment complexes.

Operating and Investment Strategies

We seek to maximize long-term growth in income and portfolio value through active management and expansion of certain manufactured home communities and selective acquisition and development of additional communities. We focus on manufactured home communities that have growth potential and expect to hold such properties for long-term investment and capital appreciation. We have reviewed the focus of our basic property management activities to include:

Operations

       *      Collections

       *      Budget Control

       *      Sales and marketing

       *      Community appearance

       *      Resident Relations

Development, Expansion and Acquisitions

       * Utilizing the expertise and relationships developed by our management to identify acquisition and development opportunities;

       * Selectively developing new communities in strategically desirable regions where development is supported by favorable demographics and strong market demand;

       * Capitalizing on opportunities to renovate and expand properties consistent with local market demand;

       * Selectively acquiring well-located manufactured home communities that demonstrate the potential for increase in revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion on adjacent land; and

Financing Strategies

We intend to maintain a conservative and flexible capital structure that enables us to (i) continue to access the capital markets on favorable terms; (ii) enhance potential earnings growth; (iii) minimize our level of encumbered assets; and (iv) limit our exposure to variable rate debt. We intend to maintain a debt-to-market capitalization ratio of approximately 50% or less. We will, however, re-evaluate this policy from time to time and decrease or increase such ratio accordingly in light of then current economic conditions, relative costs to us of debt and equity capital, market values of the properties and other factors.

During 2001, we made a significant acquisition of 46 communities for $552 million. In connection with this acquisition, we increased our leverage to just over fifty percent. Simultaneously, we announced a disposition strategy to identify non-core assets for disposition. The proceeds from the dispositions will be used to reduce our short-term debt issued in connection with the acquisition and ultimately to reduce our debt to market capitalization ratio. During 2001, we disposed of seven properties for an aggregate sales price of $42 million and reduced our debt to market capitalization ratio to 48 percent as of December 31, 2001.

To the extent we seek to obtain additional financing in the future, we may, depending on market conditions, do so through additional equity or debt financings. Equity financing may include sales of our common stock or preferred stock or issuance of common or preferred partnership units by our operating partnership for cash. We may also issue our equity securities in exchange for property acquisitions. Debt financings are expected to involve the issuance of senior notes by our operating partnership, additional mortgage financings and borrowings under existing or new revolving credit facilities.

Expansion and Improvement of Manufactured Home Community Properties

We will seek to increase the income generated from our manufactured home communities by expanding the number of sites available to be leased to residents, if justified by local market conditions and permitted by zoning and other applicable laws, and by filling vacant sites. We are currently involved in expansion of our existing properties, as well as the development of our 14 greenfield developments. The majority of these greenfield properties are owned through joint ventures. During 2001, we substantially completed the development of approximately 350 sites. As of December 31, 2001, we owned undeveloped land adjacent to existing communities containing approximately 4,800 expansion sites, and greenfield developments which contain approximately 4,900 future sites, all of which are zoned for manufactured housing. The undeveloped land will facilitate additional growth to the extent market conditions warrant. In addition, where appropriate, we will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their market.

Other Policies

We may, although we have no plans to do so, make acquisitions, investments and engage in development activities outside of the strategies described above. In connection with our joint venture investments, we may make loans to the joint ventures as part of the financing package. We may also invest in the securities of other issuers in connection with a proposed or contemplated acquisition. We will not engage in trading, underwriting or agency distribution of securities of other issues. We have in the past and may in the future, depending on market conditions, repurchase our common stock. At all times, we will seek to operate in a manner consistent with maintaining our REIT status.

2001 Property Acquisitions

During 2001, we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for $552 million. The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites, approximately 1,500 expansion sites and three RV communities with 431 RV sites in 11 states. The properties are concentrated in Florida, Georgia and Texas. In addition to CWS, we also completed 3 acquisitions in Indiana, Georgia and Colorado for a total of 1,445 homesites and an aggregate purchase price of $43 million.

2001 Property Dispositions

In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. As of December 31, 2001, we had sold 7 properties for approximately $42 million. The net proceeds from these sales, of approximately $37 million were used primarily to pay down the Acquisition Facility. These dispositions resulted in a net gain of $585,000.

Sales Brokerage and Finance

We conduct our sales and brokerage activities through our taxable subsidiary, Community Sales, Inc. ("CSI"). During 2001, CSI sold 684 new or pre-owned homes and brokered sales of 1,221 homes. CSI also has a financial services division, which arranges financing and insurance services for prospective residents and, on a limited basis, provides financing to residents. During 2001, the financial services division arranged financing on approximately 750 loans and provided financing on approximately 40 loans, including a balance of approximately $1.8 million.

Competition

Many of the Properties are located in developed areas that include other manufactured home communities. The number of competitive manufactured home community properties in a particular area could have a material effect on our ability to lease sites at our communities and the rents charged. In addition, other forms of multi-family residential properties and single-family housing provide housing alternatives to residents.

Employees

As of December 31, 2001, we had approximately 1,400 full and part-time employees. We utilize a resident administrator for the on-site administration of each of the Properties. Important duties of on-site administrators, as well as the office manager, include extensive contact with residents through initial introduction to community guidelines and on-going accessibility for resident assistance. Typically, clerical and maintenance workers are employed to assist in the management and care of residents and the properties. Direct supervision of on-site administrators is the responsibility of our regional vice presidents and managers and four divisional presidents. These individuals have significant experience in addressing the needs of residents and are charged to find or create innovative approaches to value maximization and increasing cash flow from property operations. Approximately 90 corporate employees support on-site administrators in all property management functions, as well as divisional and regional property management staff.

Commitment to resident satisfaction is demonstrated by ongoing training that we provide for all our employees. Community administrators meet periodically at regional and divisional seminars to review Company philosophy and policy, to discuss relevant administration issues and solutions, and to share ideas and experiences.

Tax Status

We have elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). We are generally not subject to Federal income tax to the extent we distribute 90 percent of our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. As a REIT, we are subject to certain state and local taxes on our income and property and Federal income and excise taxes to the extent of our undistributed income.

Item 2.           Properties
-------           ----------

On December 31, 2001, we owned and operated 217 manufactured home communities containing 70,723 homesites and 1,359 park model/RV sites, in 33 states, with amenities designed for either retirement or family living. We also fee managed 38 manufactured home communities containing 8,118 sites in 14 states. In addition, we owned land adjacent to certain existing communities containing approximately 4,800 expansion sites, and greenfield developments with a potential of approximately 4,900 future sites, which, although not yet developed, are zoned for manufactured housing.

As of December 31, 2001, occupancy in our stabilized portfolio was 92.5 percent. The active expansion portfolio had occupancy of 79.5 percent, while our greenfield development portfolio had occupancy of 30.8 percent, for a total occupancy of 88.3 percent. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2001 was $331 compared with $316 for the same period in 2000, an increase of 4.6 percent. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

We believe that our properties provide amenities and common facilities that create a safe and attractive community for residents. All of our properties provide residents with appealing amenities with most offering a clubhouse, a swimming pool and playgrounds. Many properties offer additional amenities such as jacuzzis, indoor pools, libraries, shuffleboard, basketball, and tennis courts, golf courses, day care facilities, exercise rooms, marinas and laundry facilities.

Since residents own their homes, it is their responsibility to maintain their homes and surrounding area. The communities have extensive guidelines for maintenance. It is our role to maintain common areas, facilities and amenities and to ensure that residents comply with community guidelines. We hold periodic meetings of our property management team for training and implementation of our strategies. In addition, the property administrators are expected to make a daily inspection of their community. We believe that, due in part to this strategy, the Properties historically have had and will continue to have low turnover and high occupancy rates.

Leases

The typical lease entered into between the resident and one of our manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon consent of both parties or, in some instances, as provided by statute.

Property Information

We classify all our properties in either the stable, greenfield development, or active expansion portfolio. The stable portfolio includes communities where we do not have, or have not recently had, expansion of the community. These communities normally have stable occupancy rates. The greenfield development portfolio includes properties where we are developing the community. The active expansion portfolio includes properties where we are currently, or have recently, expanded the community by adding homesites to the available homesites for rent. Generally, both the greenfield and the active expansion portfolios will have a lower occupancy rate than the stable portfolio, as they are in the lease-up phase. In addition, we own three park model/RV communities.

The following table sets forth certain information, as of December 31, 2001, regarding our properties, excluding the three park model/RV communities. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis. This table excludes four of our greenfield properties as there are currently no developed sites.

                                                                                                     Weighted
                                                                                                      Average
                                                                                Total                 Monthly
                                             Location (Closest   Total Comm-  Number of              Rent Per
               Community             State      Major City)        unities      Sites    Occupancy     Site
-------------------------------------------------------------------------------------------------------------
    100 Oaks                         AL      Fultondale                            230      86.52%   $ 232.19
(a) Lakewood                         AL      Montgomery                            397      49.75%   $ 192.64
    Green Park South                 AL      Montgomery                            417      92.29%   $ 272.25
                       Total Alabama                                    3        1,044      74.83%   $ 233.11
    Westpark                         AZ      Phoenix                               222      86.94%   $ 345.61
                       Total Arizona                                    1          222      86.94%   $ 345.61
    Bermuda Palms                    CA      Palm Springs                          185      96.22%   $ 366.83
    Eastridge                        CA      San Jose                              187      99.47%   $ 661.62
    La Quinta Ridge                  CA      Palm Springs                          152      92.76%   $ 430.94
    The Colony                       CA      Palm Springs                          220      98.18%   $ 650.00
    The Orchard                      CA      San Francisco                         233      99.57%   $ 654.62
    Green River                      CA      Los Angeles                           333      99.40%   $ 716.44
    Jurupa Hills Cascade             CA      Los Angeles                           323      98.76%   $ 579.80
    Los Ranchos                      CA      Los Angeles                           389      73.01%   $ 350.67
                    Total California                                    8        2,022      93.32%   $ 551.36
    CV-Denver                        CO      Denver                                345      93.91%   $ 428.51
    CV-Longmont                      CO      Longmont                              310      98.71%   $ 428.71
    Friendly Village                 CO      Greeley                               226      98.67%   $ 342.01
    Pine Lakes Ranch                 CO      Denver                                762      98.69%   $ 394.51
    Redwood Estates                  CO      Denver                                753      98.67%   $ 382.94
(b) Prairie Greens                   CO      Denver                                139       5.04%   $ 244.75
    Longview                         CO      Longmont                              400      99.00%   $ 457.10
(b) Antelope Ridge                   CO      Colorado Springs                      140      47.86%   $ 420.18
                      Total Colorado                                    8        3,075      91.64%   $ 397.62
    Cedar Grove                      CT      New Haven                              60      98.33%   $ 329.17
    Evergreen                        CT      New Haven                             102      98.04%   $ 329.28
    Green Acres                      CT      New Haven                              64      98.44%   $ 322.26
    Highland                         CT      New Haven                              50      96.00%   $ 337.10
                   Total Connecticut                                    4          276      97.83%   $ 329.05
    Anchor North                     FL      Tampa Bay                              94      93.55%   $ 294.44
    Audubon                          FL      Orlando                               280      97.50%   $ 286.29
    Colony Cove                      FL      Sarasota                            2,211      99.10%   $ 375.67
    Conway Circle                    FL      Orlando                               111      90.09%   $ 321.91
    Crystal Lake                     FL      St. Petersburg                        166      92.17%   $ 272.46
(a) Crystal Lakes                    FL      Tampa                                 330      61.21%   $ 163.48
    CV-Jacksonville                  FL      Jacksonville                          643      89.58%   $ 321.42
    Del Tura                         FL      Fort Myers                          1,344      88.02%   $ 450.89
    Eldorado Estates                 FL      Daytona Beach                         126      97.62%   $ 304.71
    Emerald Lake                     FL      Fort Myers                            201      99.00%   $ 307.81
    Fairways Country Club            FL      Orlando                             1,141      99.56%   $ 305.33
(a) Foxwood Farms                    FL      Orlando                               375      80.27%   $ 229.39
    Hidden Valley                    FL      Orlando                               303      99.67%   $ 326.81

                                                                                                       Weighted
                                                                                                        Average
                                                                                  Total                 Monthly
                                             Location (Closest    Total Comm-   Number of               Rent per
               Community              State    Major  City)        unities       Sites     Occupancy      Site
----------------------------------------------------------------------------------------------------------------
    Indian Rocks                     FL      Clearwater                            148       70.55%    $ 266.71
    Jade Isle                        FL      Orlando                               101       95.05%    $ 315.90
    Lakeland Harbor                  FL      Tampa                                 504       99.80%    $ 266.89
    Lakeland Junction                FL      Tampa                                 191      100.00%    $ 205.63
    Lakes at Leesburg                FL      Orlando                               640       99.84%    $ 282.43
    Land O' Lakes                    FL      Orlando                               173       96.53%    $ 270.85
    Midway Estates                   FL      Vero Beach                            204       70.59%    $ 322.39
    Oak Springs                      FL      Orlando                               438       72.83%    $ 249.45
    Orange Lake                      FL      Orlando                               242       97.52%    $ 269.38
    Palm Beach Colony                FL      West Palm Beach                       285       89.82%    $ 324.64
    Pedaler's Pond                   FL      Orlando                               214       84.11%    $ 229.72
    Pinellas Cascades                FL      Clearwater                            238       92.44%    $ 390.98
    Shady Lane                       FL      Clearwater                            108       94.44%    $ 275.80
    Shady Oak                        FL      Clearwater                            250       95.60%    $ 354.37
    Shady Village                    FL      Clearwater                            156       96.15%    $ 325.25
    Southwind Village                FL      Naples                                338       92.90%    $ 331.43
    Starlight Ranch                  FL      Orlando                               783       95.53%    $ 328.03
    Tarpon Glen                      FL      Clearwater                            170       87.06%    $ 326.04
    Town & Country                   FL      Orlando                                73       93.15%    $ 342.03
    Whispering Pines                 FL      Clearwater                            392       94.64%    $ 388.19
    Winter Haven Oaks                FL      Orlando                               343       53.64%    $ 219.82
    Beacon Hill Colony               FL      Tampa                                 201       99.50%    $ 243.58
    Beacon Terrace                   FL      Tampa                                 297      100.00%    $ 245.56
    Crystal Lake Club                FL      Tampa                                 599       77.63%    $ 332.79
    Haselton Village                 FL      Orlando                               292       98.29%    $ 246.71
    Lakeside Terrace                 FL      Orlando                               241       99.17%    $ 254.12
(a) Palm Valley                      FL      Orlando                               789       81.27%    $ 362.06
    Parkwood Communities             FL      Orlando                               698       96.13%    $ 187.62
(a) Pinelake Gardens                 FL      Vero Beach                            532       84.02%    $ 322.03
    Shadow Hills                     FL      Orlando                               670       81.04%    $ 349.72
    Sunny South Estates              FL      West Palm Beach                       319       94.98%    $ 413.33
    Tara Woods                       FL      Tampa                                 531       98.12%    $ 323.96
    University Village               FL      Orlando                               480       83.13%    $ 349.93
    Village Green                    FL      Vero Beach                            780      100.00%    $ 336.13
                       Total Florida                                  47        19,745       91.16%    $ 320.30
    Atlanta Meadows                  GA      Atlanta                                75       96.00%    $ 273.40
(a) Butler Creek                     GA      Augusta                               376       66.76%    $ 201.45
    Camden Point                     GA      Kingsland                             268       44.40%    $ 181.49
    Castlewood Estates               GA      Atlanta                               334       83.83%    $ 338.10
    Colonial Coach Estates           GA      Atlanta                               481       77.55%    $ 332.00
    Golden Valley                    GA      Atlanta                               131       92.37%    $ 303.60
    Landmark                         GA      Atlanta                               524       88.17%    $ 308.58

                                                                                                               Weighted Average
                                              Location (Closest       Total Comm-   Total Number                 Monthly Rent
               Community              State      Major City)            unities       of Sites      Occupancy       per Site
-------------------------------------------------------------------------------------------------------------------------------
    Marnelle                         GA      Atlanta                                         205       92.68%      $ 313.09
    Oak Grove Estates                GA      Albany                                          174       85.63%      $ 159.71
    Paradise Village                 GA      Albany                                          226       64.60%      $ 180.57
    South Oaks                       GA      Atlanta                                         295       40.34%      $ 146.45
    Hunter Ridge                     GA      Atlanta                                         850       94.59%      $ 288.89
    Four Seasons                     GA      Atlanta                                         214       96.73%      $ 299.34
    Friendly Village                 GA      Atlanta                                         203       97.03%      $ 378.33
    Lamplighter Village              GA      Atlanta                                         431       98.14%      $ 372.18
    The Mill                         GA      Atlanta                                         150       86.67%      $ 308.60
    Pooles Manor                     GA      Atlanta                                         194       78.87%      $ 342.45
    Shadowood                        GA      Atlanta                                         506       95.45%      $ 361.99
    Smoke Creek                      GA      Atlanta                                         264       85.23%      $ 309.90
    Stone Mountain                   GA      Atlanta                                         354       96.05%      $ 379.24
    Suburban Woods                   GA      Atlanta                                         216       91.20%      $ 339.96
    Woodlands of Kennesaw            GA      Atlanta                                         273       95.97%      $ 389.55
                       Total Georgia                                            22         6,744       84.56%      $ 301.52
    Lakewood Estates                 IA      Davenport                                       180       91.67%      $ 303.57
    Terrace Heights                  IA      Dubuque                                         317       93.69%      $ 275.07
                          Total Iowa                                             2           497       92.96%      $ 285.39
    Coach Royale                     ID      Boise                                            91       96.70%      $ 326.02
    Maple Grove Estates              ID      Boise                                           270       95.56%      $ 331.16
    Shenandoah Estates               ID      Boise                                           154       96.10%      $ 322.10
                         Total Idaho                                             3           515       95.92%      $ 327.54
    Falcon Farms                     IL      Moline                                          215       88.37%      $ 265.85
    Maple Ridge                      IL      Kankakee                                         75       98.67%      $ 285.30
    Maple Valley                     IL      Kankakee                                        201       98.51%      $ 285.30
                      Total Illinois                                             3           491       94.09%      $ 276.78
(a) Broadmore                        IN      South Bend                                      358       81.67%      $ 280.07
    Forest Creek                     IN      South Bend                                      167       89.22%      $ 314.70
(a) Fountainvue                      IN      Marion                                          120       85.83%      $ 181.33
    Hickory Knoll                    IN      Indianapolis                                    325       95.08%      $ 330.32
    Hoosier Estates                  IN      Indianapolis                                    288       98.26%      $ 172.60
    Mariwood                         IN      Indianapolis                                    296       83.11%      $ 312.88
    Oak Ridge                        IN      South Bend                                      205       88.29%      $ 277.40
    Pendleton                        IN      Indianapolis                                    102       84.31%      $ 239.92
(a) Sherwood                         IN      Marion                                          135       40.00%      $ 203.87
    Skyway                           IN      Indianapolis                                    156       86.54%      $ 305.57
    Twin Pines                       IN      Goshen                                          238       93.28%      $ 290.15
                       Total Indiana                                            11         2,390       86.20%      $ 258.50
    Mosby's Point                    KY      Cincinnati                                      150       95.33%      $ 319.70
                      Total Kentucky                                             1           150       95.33%      $ 319.70
    Pinecrest Village                LA      Shreveport                                      446       74.22%      $ 171.79

                                                                                                               Weighted Average
                                              Location (Closest       Total Comm-   Total Number                 Monthly Rent
               Community              State      Major City)            unities       of Sites      Occupancy       per Site
-------------------------------------------------------------------------------------------------------------------------------
    Stonegate, LA                    LA      Shreveport                                      157       98.09%      $ 194.40
                     Total Louisiana                                             2           603       80.43%      $ 177.67
    Hillcrest                        MA      Boston                                           83       98.80%      $ 359.27
    Leisurewoods Rockland            MA      Boston                                          394       99.24%      $ 355.63
(a) Leisurewoods Taunton             MA      Boston                                          222       95.50%      $ 309.79
    The Glen                         MA      Boston                                           36      100.00%      $ 417.86
                 Total Massachusetts                                             4           735       98.10%      $ 345.24
(a) Algoma Estates                   MI      Grand Rapids                                    343       82.80%      $ 333.45
    Anchor Bay                       MI      Detroit                                       1,384       93.86%      $ 369.45
    Arbor Village                    MI      Jackson                                         266       96.62%      $ 279.74
    Avon                             MI      Detroit                                         617       97.41%      $ 432.64
(a) Canterbury Estates               MI      Grand Rapids                                    290       65.52%      $ 256.43
    Chesterfield                     MI      Detroit                                         345       96.23%      $ 390.31
(a) Chestnut Creek                   MI      Flint                                           221       86.88%      $ 316.07
    Clinton                          MI      Detroit                                       1,000       93.30%      $ 381.14
    Colonial Acres                   MI      Kalamazoo                                       612       92.96%      $ 315.03
    Colonial Manor                   MI      Kalamazoo                                       195       95.38%      $ 278.17
    Country Estates                  MI      Grand Rapids                                    254       87.01%      $ 312.50
(a) Cranberry                        MI      Pontiac                                         328       78.96%      $ 392.13
(b) Deerfield Manor (aka Allendale)  MI      Allendale                                        96       36.46%      $ 180.85
    Ferrand Estates                  MI      Grand Rapids                                    420       99.05%      $ 364.40
(a) Forest Lake Estates              MI      Grand Rapids                                    221       77.83%      $ 317.84
(b) Glenmoor                         MI      Leroy Township                                   41        0.00%      $      -
(a) Grand Blanc                      MI      Flint                                           478       87.66%      $ 380.30
    Holiday Estates                  MI      Grand Rapids                                    205       97.06%      $ 349.11
(b) Holly Hills                      MI      Holly                                            96       41.67%      $ 189.84
    Howell                           MI      Lansing                                         455       95.82%      $ 407.03
(a) Huron Estates                    MI      Flint                                           111       81.98%      $ 235.20
    Lake in the Hills                MI      Detroit                                         238       99.16%      $ 416.38
(a) Leonard Gardens                  MI      Grand Rapids                                    271       87.82%      $ 310.57
    Macomb                           MI      Detroit                                       1,427       92.64%      $ 411.17
(b) Maple Run                        MI      Clio                                            145       53.10%      $ 269.25
(c) Norton Shores                    MI      Grand Rapids                                    656       82.16%      $ 292.43
    Novi                             MI      Detroit                                         725       88.69%      $ 441.27
    Oakhill                          MI      Flint                                           504       86.71%      $ 363.13
    Old Orchard                      MI      Flint                                           200       99.50%      $ 360.22
    Orion                            MI      Detroit                                         423       94.56%      $ 372.05
(b) Pine Lakes                       MI      Lapeer                                          137       62.50%      $ 326.68
    Pinewood                         MI      Columbus                                        380       94.47%      $ 348.47
    Pleasant Ridge                   MI      Lansing                                         305       68.20%      $ 230.55
    Royal Estates                    MI      Kalamazoo                                       183       87.98%      $ 351.46
    Science City                     MI      Midland                                         171       91.81%      $ 320.18

                                                                                                               Weighted Average
                                              Location (Closest       Total Comm-   Total Number                 Monthly Rent
               Community              State      Major City)            unities         of Sites    Occupancy      per Site
-------------------------------------------------------------------------------------------------------------------------------
    Springbrook                      MI      Utica                                           400       98.24%      $ 344.58
    Sun Valley                       MI      Jackson                                         197       90.86%      $ 268.74
    Swan Creek                       MI      Ann Arbor                                       294       99.66%      $ 380.72
(a) The Highlands                    MI      Flint                                           683       89.15%      $ 314.97
(a) Torrey Hills                     MI      Flint                                           377       88.86%      $ 374.50
    Valley Vista                     MI      Grand Rapids                                    137       92.70%      $ 337.27
    Villa                            MI      Flint                                           319       84.64%      $ 342.57
(a) Westbrook                        MI      Detroit                                         386       85.75%      $ 408.84
(c) Yankee Spring                    MI      Grand Rapids                                    284       84.15%      $ 252.58
                      Total Michigan                                            44        16,820       88.99%      $ 353.72
    Cedar Knolls                     MN      Minneapolis                                     458       96.51%      $ 427.39
    Cimmaron                         MN      St. Paul                                        505       97.43%      $ 421.99
    Rosemount                        MN      Minneapolis/St. Paul                            182      100.00%      $ 414.27
    Twenty-Nine Pines                MN      St. Paul                                        152       90.79%      $ 332.16
                     Total Minnesota                                             4         1,297       96.68%      $ 412.29
(b) North Creek                      MO      Kansas City                                     234        0.00%      $      -
(a) Springfield Farms                MO      Springfield                                     290       48.28%      $ 187.67
                      Total Missouri                                             2           524       26.72%      $ 187.67
    Countryside Village G.F.         MT      Great Falls                                     226       95.58%      $ 215.85
                       Total Montana                                             1           226       95.58%      $ 215.85
    Autumn Forest                    NC      Greensboro                                      299       78.93%      $ 261.39
    Foxhall Village                  NC      Raleigh                                         315       96.83%      $ 317.10
    Oakwood Forest                   NC      Greensboro                                      481       84.65%      $ 271.80
    Woodlake                         NC      Greensboro                                      308       88.31%      $ 265.00
                Total North Carolina                                             4         1,403       86.97%      $ 247.00
    Buena Vista                      ND      Fargo                                           400       96.75%      $ 277.18
    Columbia Heights                 ND      Grand Forks                                     302       97.02%      $ 294.34
    President's Park                 ND      Grand Forks                                     174       85.63%      $ 234.93
    Meadow Park                      ND      Fargo                                           117       97.44%      $ 217.69
                  Total North Dakota                                             4           993       94.96%      $ 258.34
    Shenandoah Village               NJ      Philadelphia                                    359      100.00%      $ 356.90
                    Total New Jersey                                             1           359      100.00%      $ 356.90
    Tierra West                      NM      Albuquerque                                     653       60.64%      $ 363.19
                    Total New Mexico                                             1           653       60.64%      $ 363.19
    Mountain View                    NV      Las Vegas                                       349       99.71%      $ 528.52
                        Total Nevada                                             1           349       99.71%      $ 528.52
    Casual Estates                   NY      Syracuse                                        961       67.85%      $ 316.77
    Meadowbrook                      NY      Ithaca                                          237       65.40%      $ 287.60
                      Total New York                                             2         1,198       67.36%      $ 311.00
(a) Hunter's Chase                   OH      Lima                                            135       65.93%      $ 180.99
    Vance                            OH      Columbus                                        110       79.65%      $ 252.59

                                                                                                               Weighted Average
                                              Location (Closest       Total Comm-   Total Number                 Monthly Rent
               Community              State      Major City)            unities       of Sites      Occupancy      per Site
-------------------------------------------------------------------------------------------------------------------------------
    Willo-Arms                       OH      Cleveland                                       262       95.80%      $ 226.44
    Yorktowne                        OH      Cincinnati                                      354       93.50%      $ 345.64
                          Total Ohio                                             4           861       88.08%      $ 271.59
    Crestview                        OK      Stillwater                                      237       67.93%      $ 201.67
                      Total Oklahoma                                             1           237       67.93%      $ 201.67
    Knoll Terrace                    OR      Salem                                           212       91.04%      $ 388.59
    Riverview                        OR      Portland                                        133       93.98%      $ 456.15
                        Total Oregon                                             2           345       92.17%      $ 414.63
(b) Berryman's Branch                PA      Philadelphia                                    221       98.22%      $ 352.93
    Greenbriar Village               PA      Allentown                                       319       98.43%      $ 383.03
                  Total Pennsylvania                                             2           540       98.35%      $ 370.58
(a) Carnes Crossing                  SC      Summerville                                     608       85.29%      $ 210.95
(a) Conway Plantation                SC      Myrtle Beach                                    299       75.92%      $ 189.43
    Saddlebrook                      SC      Charleston                                      426       93.90%      $ 223.88
                Total South Carolina                                             3         1,333       85.94%      $ 210.25
(a) Eagle Creek                      TX      Tyler                                           199       89.39%      $ 177.47
    Homestead Ranch                  TX      McAllen                                         126       88.10%      $ 209.15
    Leisure World                    TX      Brownsville                                     201       93.53%      $ 209.08
    The Homestead                    TX      McAllen                                          99       96.97%      $ 237.00
    Trail's End                      TX      Brownsville                                     299       83.39%      $ 205.04
    Arlington Lakeside               TX      Dallas                                          233       94.42%      $ 315.83
    Creekside                        TX      Dallas                                          585       97.61%      $ 397.85
    Grand Place                      TX      Dallas                                          333       97.30%      $ 368.16
(a) Misty Winds                      TX      Corpus Christi                                  357       81.51%      $ 289.23
    North Bluff Estates              TX      Austin                                          274       95.62%      $ 361.87
    Northwood                        TX      Dallas                                          455       95.60%      $ 386.56
    Oakcrest Pointe                  TX      San Antonio                                     297       91.58%      $ 349.02
    Stonegate Austin                 TX      Austin                                          359       97.77%      $ 369.77
    Stonegate Pines                  TX      Dallas                                          160       99.38%      $ 316.70
(b) Harston Woods                    TX      Dallas                                          180        0.00%      $      -
(b) Onion Creek                      TX      Austin                                          190       62.63%      $ 316.01
                         Total Texas                                            16         4,347       88.02%      $ 309.03
(a) Regency Lakes                    VA      Winchester                                      384       91.41%      $ 244.64
                      Total Virginia                                             1           384       91.41%      $ 244.64
    Eagle Point                      WA      Seattle                                         230       96.09%      $ 480.09
                    Total Washington                                             1           230       96.09%      $ 480.09
    Breazeale                        WY      Laramie                                         115       96.58%      $ 255.35
                       Total Wyoming                                             1           115       96.58%      $ 255.35

    Totals                                                                     214        70,723       88.30%      $ 331.00

    (a) These properties are included in our active expansion portfolio.
    (b) These properties are included in our greenfield development portfolio

The following table provides additonal information for our top five properties, which together represent 13.8% of our total revenues for the year ended December 31, 2001. We do not have any current plans to dispose of any of these communities.


                                   Occupancy                    Weighted Average Monthly Rent Per Site            Expansion Sites
                         ---------------------------------   ----------------------------------------------      as of December 31,
                          2001   2000   1999   1998   1997     2001     2000     1999     1998     1997               2001
                         ---------------------------------   ----------------------------------------------      --------------
 Anchor Bay              93.9%  95.7%  95.5%  94.9%  94.9%    $369.45  $353.19  $338.91  $325.06  $303.97              222
 Colony Cove             99.1%  99.4%  99.5%  99.9%  99.8%    $375.67  $353.86  $334.53  $320.71  $308.41                -
*Del Tura                88.0%  88.0%  87.8%  89.0%  88.2%    $450.89  $432.65  $448.59  $434.95  $421.67                -
*Fairways Country Club   99.6%  99.3%  99.2%  99.2%  98.4%    $305.33  $302.04  $292.35  $286.83  $278.32                -
 Macomb                  92.6%  98.1%  97.5%  98.2%  97.3%    $411.17  $384.23  $362.79  $352.26  $341.23                -

   * The note that is secured by the mortgage on this property bears interest at a rate of 7.83% per annum and matures in 2010.

Our policy is generally to add expansion sites to the extent that market conditions warrant. The cost of each site expansion varies depending on location and market conditions and generally range from $15,000 to $18,000 per site. We expect to fund the cost of our new site expansions for these properties out of our cash generated from operations, or borrowing from our line of credit.

Indebtedness

The following table sets forth certain information relating to secured and unsecured indebtness outstanding as of December 31, 2001.

                                                                        Weighted
                                                                        Average
                                       Amount of       Percent of      Effective       Maturity
           (In thousands)             Indebtedness     Total Debt    Interest Rate       Date
                                    ----------------- ------------ ----------------- -------------
Fixed Rate Debt:

   Mortgage Debt:

   FNMA Mortgage (5 properties)      $     114,929           10.9%           7.8%          2010
   Northwestern (9 properties)              73,496            7.0%           7.2%       2009-2010
   Other (22 properties)                    97,225            9.2%           7.6%       2002-2011
                                     ----------------- ------------ -----------------

     Total Mortgages                       285,650           27.1%           7.6%

   Unsecured Debt:

   Unsecured Senior Notes                   20,000            2.0%           7.5%          2003
   Unsecured Senior Notes                   50,000            4.7%           8.3%          2021
   Unsecured Senior Notes                   50,000            4.7%           8.0%          2003
   Unsecured Senior Notes                  100,000            9.5%           6.4%          2004
   Unsecured Senior Notes                  100,000            9.5%           8.3%          2005
   Unsecured Senior Notes                  150,000           14.2%           7.1%          2011
                                     ---------------- ------------ -----------------

     Total Unsecured                       470,000           44.6%           7.5%
                                     ---------------- ------------ -----------------

   Unsecured Installment Notes               9,942            0.9%           7.5%          2012
                                     ---------------- ------------ -----------------

Total Fixed Rate                           765,592           72.6%           7.6%

Variable Rate Debt:

   Acquisition Facility                    162,700           15.5%           3.6%          2002
   Credit Facilities                       125,144           11.9%           3.0%       2002-2004
                                     ---------------- -------------

Total Fixed and Variable             $   1,053,436          100.0%
                                     ================ =============

In August 2001, we entered into a forward interest rate swap agreement to hedge the interest rate risk associated with the anticipated issuance of $150 million of fixed rate senior notes. The bonds were issued in October 2001. We entered into the swap to hedge movements in interest rates between the trade date on the swap and the date the bonds were issued.

Item 3. Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2001.

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder
           Matters

Our Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol CPJ. The following table sets forth, for the quarterly periods shown, the high and low sales price per share as reported on the NYSE for the years ended December 31, 2000 and 2001.

                                                                              Cash
                                                 Price Range                Dividend
                                       -------------------------------
           Quarter Ended                   High             Low             Declared
-------------------------------------  ------------   ----------------   ----------------
March 31, 2000                         $27-5/16       $23-1/4               $     0.515
June 30, 2000                          $28-3/8        $24-5/16              $     0.515
September 30, 2000                     $28-7/8        $26                   $     0.515
December 31, 2000                      $31-5/8        $26-1/2               $     0.515


March 31, 2001                         $31.60         $29.19                $     0.545
June 30, 2001                          $31.75         $29.90                $     0.545
September 30, 2001                     $31.75         $28.90                $     0.545
December 31, 2001                      $31.70         $28.95                $     0.545

Distributions by us, to the extent of our current and accumulated earnings and profits for Federal income tax purposes, will be taxable to stockholders as dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the shareholder's basis in the common stock to the extent thereof, with the remainder as taxable gain.

At March 15, 2002 there were approximately 600 holders of record and approximately 12,500 beneficial owners of our common stock.

Item 6.   Selected Financial Data

The following table sets forth selected financial data and other data concerning Chateau Communities for each of the last five years.

                                                                      For the Year Ended December 31,
(In thousands, except per share data)               2001(1)        2000            1999             1998          1997
                                                 -------------------------------------------------------------------------
Operating Data:
Revenues
  Rental income                                  $    224,431   $    186,963    $  177,789      $    167,206   $   134,801
  Management fee, interest and other income            15,089         17,802        11,574             5,924         3,368
                                                 ------------   --------------- ----------      ------------   -----------
        Total revenues                                239,520        204,765       189,363           173,130       138,169
Expenses
  Property operating and administrative                96,362         75,723        73,062            67,699        56,053
  Depreciation and amortization                        57,919         43,920        41,826            39,658        31,510
  Interest and related amortization                    47,618         36,400        32,318            31,287        25,918
                                                 ------------   ------------    ----------      ------------   -----------
        Total expenses                                201,899        156,043       147,206           138,644       113,481
                                                 ------------   ------------    ----------      ------------   -----------
  Income before impairment/net gain on sales
      of properties and minority interests             37,621         48,722        42,157            34,486        24,688
Impairment/net gain on sales of properties             (1,503              -         2,805                 -             -
                                                 ------------   ------------    ----------      ------------   -----------
Income before minority interests                       36,118         48,722        44,962            34,486        24,688
  Less income allocated to minority interests
    Preferred OP Units                                  6,094          6,094         6,094             4,249             -
    Common OP Units                                     3,768          4,842         4,242             3,436         2,986
                                                 ------------   ------------    ----------      ------------   -----------
Net income available to common shareholders      $     26,256   $     37,786    $   34,626      $     26,801   $    21,702
                                                 ============   ============    ==========      ============   ===========

Weighted average common shares outstanding             28,723         28,480        28,135            27,282        23,688
Weighted average common shares
    and OP Units outstanding                           33,346         32,130        31,582            30,779        26,947

Earnings per Common Share/OP Unit Data:
  Net income - basic                             $       0.90   $       1.33          1.23      $       0.98   $      0.92
  Net income - diluted                           $       0.90   $       1.32          1.23      $       0.97   $      0.91
  Dividends/distributions declared               $       2.18   $       2.06          1.94      $       1.82   $      1.72
  Tax status of dividends, return of capital
    portion                                      $       0.91   $       0.64          0.60      $       0.69   $      0.62

Cash Flow Data:
  Net cash provided by operating activities      $     88,898   $     84,961        77,464      $     72,560   $    54,545
  Net cash used in investing activities          $   (371,048)  $    (73,123)      (56,777)     $   (167,089)  $   (61,309)
  Net cash provided by (used in) financing
  activities                                     $    282,112   $    (12,087)      (20,789)     $     80,069   $    21,088

Balance Sheet Data:
  Rental property, before accumulated
  depreciation                                   $  1,686,674   $  1,132,493    $1,055,450      $  1,026,509   $   836,175
  Rental property, net of accumulated
  depreciation                                   $  1,401,465   $    896,253    $  863,435      $    875,249   $   723,861
  Total assets                                   $  1,591,873   $  1,017,864    $  981,673      $    959,194   $   782,738
  Total debt                                     $  1,053,436   $    531,629    $  452,556      $    427,778   $   387,015
  Minority interests in Operating Partnership    $    144,919   $    116,863    $  121,142      $    120,475   $    35,272
  Shareholders' equity                           $    344,954   $    335,912    $  361,820      $    367,935   $   322,966

Other Data:
  Total properties (at end of period)                     217            166           165               165           131
  Total sites (at end of period) (2)                   70,723         52,347        51,659            51,101        43,800
  Occupied sites (at end of period)                    62,478         47,678        47,383            47,192        40,286
  Weighted average occupied sites                      54,333         47,466        47,181            45,882        38,053
  Funds from operations (3)                      $     88,331   $     85,917    $   77,629      $     69,392   $    55,962

(1)  In August 2001, we purchased CWS for $552 million.
(2)  Does not include park model/RV sites.
(3) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (iii) is not an alternative to cash flows as a measure of liquidity; and (iv) may not be comparable to similarly titled measures reported by other companies. FFO is calculated as follows:

                                                             For the Year Ended December 31,
(In thousands)                                     2001         2000     1999        1998        1997
                                                ---------    --------  --------    --------   --------
Income before minority interests                $  36,118      48,722    44,962      34,486    24,688

Less:
   Income allocated to Preferred OP Units           6,094       6,094     6,094       4,249         -

Plus:                                              56,804      43,289    41,161      38,962    30,867
   Depreciation of rental property

   Amortization of intangibles                          -           -       405         446       407

   Impairment / (gain) on sales of properties       1,503           -    (2,805)       (253)        -
                                                ---------    --------  --------    --------  --------
Funds from operations                           $  88,331    $ 85,917  $  77,629   $ 69,392  $ 55,962
                                                =========    ========  =========   ========  ========

NAREIT has revised its definition of FFO. We adopted the new definition effective January 1, 2000. The new definition of FFO substantially eliminates the add-back of non-recurring items in the calculation of FFO. The application of this new definition decreased FFO in 1998 by $375,000, and had no effect on any other years reported.

Item 7.   Management Discussion and Analysis of Financial Condition and Results
------    ---------------------------------------------------------------------
          of Operations
          -------------

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, development, acquisitions, dispositions and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent us from achieving our objectives.

Overview

We added 19,622 manufactured home sites to our portfolio over the three-year period ended December 31, 2001. This includes acquisitions and dispositions of manufactured home communities, as well as our development activity. At the end of this period, our portfolio comprised 217 manufactured home communities containing 70,723 manufactured homesites and 1,359 park model/RV sites, located in 33 states.

We also provide property management and advisory services to N'Tandem Trust ("N'Tandem"). N'Tandem owns 36 communities with an aggregate of 7,882 homesites. We own approximately ten percent of N'Tandem's outstanding equity and have made loans and advances to N'Tandem.

We conduct substantially all of our activities through CP Limited Partnership (the "Operating Partnership") in which we owned a combined 83 percent general partner interest as of December 31, 2001. In addition, effective January 1, 2001, we consolidated six development joint ventures that we control. The effects of consolidation were not material to our financial position or results of our operations.

We also conduct manufactured home sales and brokerage activities through our taxable subsidiary Community Sales, Inc. ("CSI").

Company growth since the beginning of 1999 can be attributed to community acquisitions, increased operating performance at existing communities, community expansions, and new community development, offset somewhat by property dispositions. On August 1, 2001, we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for approximately $552 million. The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and approximately 1,500 expansion sites and three RV communities with 431 RV sites in 11 states. This transaction extended our leading position in the manufactured housing community sector, making us substantially larger than our next largest REIT competitor in that sector.

Since our organization, we have elected to qualify as a REIT under the Internal Revenue Code and thus do not generally pay Federal corporate income taxes on earnings to the extent that such earnings are distributed to shareholders in accordance with REIT requirements.

 Historical Results of Operations

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

The following table summarizes certain information relative to our properties, as of and for the years ended December 31, 2001 and 2000. We consider all communities owned by us at both January 1, 2000 and December 31, 2001, as the "Core 2000 Portfolio".

                                            Core 2000 Portfolio                   Total
Dollars in thousands, except per site       2001           2000             2001           2000
                                        ---------     -----------      -----------    ------------
As of December 31,
--------------------------------
Number of communities                         160            160               217             166
Total manufactured homesites               52,078         51,570            70,723          52,347
Occupied sites                             46,455         47,114            62,478          47,678
Occupancy %                                  89.2%          91.4%             88.3%           91.1%

For the year ended, December 31,
--------------------------------
Rental income                           $ 192,234     $  185,026       $   224,431    $    186,963
Property operating expenses             $  73,066     $   65,417       $    86,481    $     65,845
Net operating income                    $ 119,168     $  119,609       $   137,950    $    121,118
Weighted average monthly rent per site  $     331     $      316       $       331    $        316


For the year ended December 31, 2001, income before minority interests was $36,118,000, a decrease of $12,604,000 from the year ended December 31, 2000. The decrease was due primarily to increased depreciation due to the acquisition of CWS. Rental revenue for the year ended December 31, 2001 was $224,431,000, an increase of $37,468,000 from 2000. Approximately 81 percent of the increase was due to acquisitions, net of dispositions, and 19 percent was due to rental increases in our Core 2000 Portfolio.

As of December 31, 2001, occupancy in our stabilized portfolio, was 92.5 percent. The active expansion portfolio had occupancy of 79.5 percent, while our greenfield development portfolio had occupancy of 30.8 percent, for a total occupancy of 88.3 percent. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2001 was $331 compared with $316 for the same period in 2000, an increase of 4.6 percent.

Management fee and other income primarily include management fee and transaction fee income for the management of 38 manufactured home communities and equity earnings from CSI.

Property operating and maintenance expense for the year ended December 31, 2001 increased by $18,360,000 or 35.0 percent from the prior year. The majority of the increase was due to the acquisition of CWS, along with increased bad debt and collection costs of approximately $5,300,000 and operating expense increases in our Core 2000 Portfolio. The increase in bad debt expense was due to economic conditions as well as the implementation of our enterprise-wide technology solution. In many of our market areas the economic conditions have created a more difficult than normal collections environment, which has significantly impacted the cost of collections, as well the overall ability to collect past due amounts. In addition, difficulties encountered related to the implementation and utilization of our enterprise-wide technology solution, which was initiated in the last quarter of 2000, was also a factor in the unusually high expense recognized in 2001.

The majority of problems were isolated to less than 10 percent of our communities, and we are working diligently to bring the collections performance of these locations in line with the rest of the portfolio. Although we believe that these issues have been substantially resolved, we will continue to monitor the collections performance of each community as well as to improve operational processes to ensure timely billing and collection of delinquent accounts.

Real estate taxes for the year ended December 31, 2001 increased by $2,276,000 or 17.0 percent from the year ended December 31, 2000. The increase is due primarily to acquisitions, expansion of communities, and increases in property tax rates. On a per site basis, monthly weighted average real estate taxes were $24.10 in 2001 compared to $23.57 in 2000. Real estate taxes may increase or decrease due to inflation, expansion and improvement of communities, as well as changes in taxation in the tax jurisdictions in which we operate.

Administrative expense in 2001 was 4.1 percent of total revenues as compared to
4.8 percent in 2000.

Interest and related amortization costs increased for the year ended December 31, 2001 by $11,218,000, as compared with the year ended December 31, 2000. The increase is attributed primarily to the indebtedness incurred to finance acquisitions and lending activities. Interest expense as a percentage of average debt outstanding decreased to approximately 6.8 percent in 2001 from 7.3 percent in 2000, due to lower interest rates, and greater amounts of variable rate debt.

Depreciation expense for the year ended December 31, 2001 increased $13,999,000 from the same period a year ago. The increase is directly attributed to acquisitions, expansions, and additions of rental property. Depreciation expense as a percentage of average depreciable rental property in 2001 remained relatively unchanged from 2000.

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

The following table summarizes certain information relative to our properties, as of and for the years ended December 31, 2000 and 1999. We consider all communities owned by us at both January 1, 1999 and December 31, 2000 as the "Core 1999 Portfolio".

                                                   Core 1999 Portfolio           Total
Dollars in thousands, except per site           2000        1999           2000           1999
                                             --------    ----------      ---------    ------------
As of December 31,
-----------------
Number of Communities                             161           161            166             165
Total manufactured homesites                   51,325        51,042         52,347          51,659
Occupied sites                                 46,912        46,847         47,678          47,383
Occupancy %                                      91.4%         91.8%          91.1%           91.7%

For the year ended, December 31,
--------------------------------
Rental income                               $ 184,438    $  176,872      $ 186,963    $    177,789
Property operating expenses                 $  64,557    $   62,770      $  65,845    $     63,181
Net operating income                        $ 119,881    $  114,102      $ 121,118    $    114,608
Weighted average monthly rent per site      $     316    $      302      $     316    $        302

For the year ended December 31, 2000, income before minority interests was $48,722,000, an increase of $3,760,000 from the year ended December 31, 1999. The increase was due primarily to increased net operating income from the Core 1999 Portfolio and acquisitions. The increase in net operating income from our Core 1999 Portfolio was due to increased occupancy and rental increases partially offset by general operating expense increases. Rental revenue for the year ended December 31, 2000 was $186,963,000, an increase of $9,174,000 from 1999. Approximately 17 percent of the increase was due to acquisitions, net of dispositions, and 83 percent was due to rental increases and occupancy gains in our Core 1999 Portfolio.

Weighted average occupancy for the year ended December 31, 2000 was 47,466 sites compared with 47,181 sites for the same period in 1999. The occupancy rate for the total portfolio was 91.1 percent on 52,347 sites as of December 31, 2000, compared to 91.7 percent on 51,659 sites as of December 31, 1999. The occupancy rate on the stabilized portfolio (communities where we do not have or have not recently had, expansion of the community) was 94.7 percent as of December 31, 2000. We also added 275 available sites to our portfolio through expansion of our communities. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2000 was $316 compared with $302 for the same period in 1999.

Management fee and other income primarily includes management fee and transaction fee income for the management of 44 manufactured home communities and equity earnings from CSI.

Included in interest income and management fee and other income is approximately $3.2 million of interest and related fees, from N'Tandem.

Property operating and maintenance expense for the year ended December 31, 2000 increased by $1,913,000 or 3.8 percent from the prior year. The majority of the increase was due to operating expense increases in our Core 1999 Portfolio, and to a lesser extent, acquisitions. On a per site basis, monthly weighted average property operating and maintenance expense increased to $91.03 per site, or 2.0 percent.

Real estate taxes for the year ended December 31, 2000 increased by $751,000 or
5.9 percent from the year ended December 31, 1999. The increase is due primarily to acquisitions, expansions of communities, and increases in property tax rates. On a per site basis, monthly weighted average real estate taxes were $23.57 in 2000 compared to $22.39 in 1999, an increase of 5.3 percent. Real estate taxes may increase or decrease due to inflation, expansions and improvements of communities, as well as changes in taxation in the tax jurisdictions in which we operate.

Administrative expense in 2000 was 4.8 percent of total revenues as compared to
5.2 percent in 1999.

Interest and related amortization costs increased for the year ended December 31, 2000 by $4,082,000, as compared with the year ended December 31, 1999. The increase is attributed primarily to the indebtedness incurred to finance acquisitions and lending activities. Interest expense as a percentage of average debt outstanding decreased to approximately 7.3 percent in 2000 from 7.4 percent in 1999.

Depreciation expense for the year ended December 31, 2000 increased $2,094,000 from the same period a year ago. The increase is directly attributed to acquisitions, expansions, and additions. Depreciation expense as a percentage of average depreciable rental property in 2000 remained relatively unchanged from 1999.

Liquidity and Capital Resources

Net cash provided by operating activities was $88.9 million for the year ended December 31, 2001, compared to $85.0 million for the same period in 2000. The increase in cash provided by operating activities was due primarily to increases in net operating income, offset by the changes in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2001 was $371.1 million. In 2001, we purchased CWS Communities Trust ("CWS"), a private real estate investment trust for a net amount of approximately $320 million and three additional communities for $22.2 million in cash. We also sold seven properties and received net proceeds of $36.7 million in the latter part of 2001. Total investments in development, expansion, and property and equipment were $40.9 million in 2001 and we advanced $12.1 million on our notes receivables.

On August 3, 2001 we purchased CWS for $552 million, consisting of $323 million borrowed under a bridge facility, $151 million in assumed liabilities, 2,040,878 OP Units (valued for purposes of the transaction at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the "August 2012 Notes"). The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and approximately 1,500 expansion sites and three RV communities with 431 RV sites in 11 states. We financed the cash portion of this transaction primarily through borrowings of a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 150 basis points, and matures August 2, 2002. In connection with this transaction, we agreed to issue in a private placement to the holders of the August 2012 Notes, an aggregate of 309,371 OP Units at $30.935 per OP Unit, in exchange for the issuance by such holders of 7.5% notes, due August 2010, subject to extension in certain events. These notes are collateralized by the related OP Units. We also acquired three other communities in 2001 for approximately $10 million in OP units and approximately $22 million in cash, which were financed primarily by borrowings under our lines of credit.

During 2001, we invested approximately $26 million in the expansion and development of our communities; resulting in the addition of approximately 350 available sites to our portfolio in 2002, and including finish costs on sites added previously and substantial progress on sites that will be added to our portfolio in 2002. For the year ended December 31, 2001, recurring property capital expenditures, other than development costs, were approximately $7.2 million. Capital expenditures have historically been financed out of operating cash flow and it is our intention that such future expenditures will also be financed out of operating cash flow. In addition, during 2001, we advanced $12 million to non-affiliated entities that own or are developing manufactured home communities.

Net cash provided by financing activities for the year ended December 31, 2001 was $282.1 million. This consisted primarily of the issuance of $150 million of debt and net borrowings under our Credit Facilities and the Acquisition Facility of $213.1 million. These were offset partially by $72.7 million in dividends and distributions paid to shareholders and OP Unitholders.

On October 23, 2001, we issued $150 million of 7.125% Senior Unsecured Notes, due 2011 in a private placement. Net proceeds of $148.3 million were used to repay a portion of the outstanding indebtedness under the Acquisition Facility. In connection with the private placement, we entered into a hedge of forecasted interest payments. We recorded a hedge loss of approximately $7.1 million in other comprehensive income and will amortize this into interest expense over the life of the debt.

In October 2001, we extended $50 million of our $70 million 7.54% senior unsecured notes scheduled to mature in November 2003 to October 2021 at 8.3%.

In addition to the Acquisition Facility, we have a $125 million line of credit arrangement with BankOne, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations (the "BankOne Credit Facility"). The line of credit is unsecured, bears interest at the prime rate of interest or, at our option, LIBOR plus 90 basis points. The line is scheduled to mature in 2004. In addition, we have a $7.5 million unsecured line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points and matures in March 2002, which is under discussion for an extension, (the "US Bank Facility" and, together with the BankOne Credit Facility the "Credit Facilities"). As of December 31, 2001, approximately $125.1 million was outstanding under our Credit Facilities and we had $7.4 million available in additional borrowing capacity.

As of December 31, 2001, we had outstanding, in addition to the Credit Facilities, $470.0 million of unsecured senior debt with a weighted average interest rate and remaining maturity of 7.5 percent and 6.9 years, respectively, $285.6 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.6 percent and 7.5 years, respectively, and $163 million on our Acquisition Facility with an interest rate of 3.6 percent. As of December 31, 2001, we had approximately $1.1 billion of total debt outstanding, representing approximately 48.4 percent of our total market capitalization. All of the debt is fixed rate debt, other than our Credit Facilities and Acquisition Facility. The fixed rate debt carries a weighted average interest rate of 7.5 percent.

In the third quarter of 2001, we began implementing a disposition plan, identifying a number of properties that do not fit strategically with our overall investment portfolio, due to location, proximity to other properties, alternative investment opportunities or other factors. As of December 31, 2001, we had sold seven properties for approximately $42 million. The net proceeds from these sales, of approximately $37 million were used primarily to pay down the Acquisition Facility. Due to the timing of these sales, approximately $11 million was received in January of 2002. Since December 31, 2001, we have sold an additional three properties for approximately $6.2 million. The net proceeds were used to pay down the Acquisition Facility. As of March 15, 2002, we had $145.8 million outstanding under the Acquisition Facility and $22.4 million available under our Credit Facilities. We will continue to evaluate our properties and, depending on market conditions, expect to sell additional communities in 2002.

We expect to re-pay the balance of the Acquisition Facility, which matures in August of 2002, depending on current market conditions and capital availability factors, with proceeds from the disposition of properties, and the issuance of additional debt or equity securities.

Our principal long term liquidity needs include: repayment of long-term borrowings and amounts outstanding under the Credit Facilities and the Acquisition Facility, future acquisitions of communities and land for development, and new and existing community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowing under the Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, and depending on our operating performance, borrowings under the Credit Facilities and other lines of credit.

The following is a summary of our aggregate commitments, in millions, as of December 31, 2001:

                                                         Payments Due by Period
                      -----------------------------------------------------------------------------
   Contractual                       Less than 1
   Obligations            Total         year          1 - 3 years    4 - 5 years    After 5 years
---------------------------------------------------------------------------------------------------
Fixed Rate Debt             $766           $  6       $190             $121               $449
Variable Rate Debt           288            167        121                -                  -

                                             Amount of Commitment Expiration Per Period
                                   ----------------------------------------------------------------
                           Total
Other Commercial          Amounts    Less than 1
  Commitments            Committed      year          1 - 3 years    4 - 5 years    After 5 years
---------------------------------------------------------------------------------------------------
Lines of Credit           $132.5           $7.5       $125                -                     -
Guarantees                  48.4             (1)        (1)              (1)                   (1)

     (1)   These guarantees expire at various times.

The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized indebtedness without a corresponding increase in rental property. We were out of compliance on one of our covenants as of December 31, 2001 associated with both our BankOne Credit Facility and the Acquisition Facility. Also, in February 2002, we were out of compliance on another of our covenants under both agreements that limit the amount of variable rate debt outstanding. In February 2002, we received waivers from the lenders and amended the agreements to change the covenant for the remaining term of the Acquisition Facility and until March 2003 for the Credit Facility.

In March 2002, Moody's Investor Service lowered our debt rating to Baa3 from Baa2. The reason for the change was due to a weaker capital structure and coverage ratios since completing the CWS acquisition. Standard and Poors has not changed its rating of BBB. In the event that our debt rating is lowered again, it may have an impact on the cost of our debt.

We currently own approximately 10 percent of N'Tandem's outstanding stock and account for our investment utilizing the equity method of accounting. We also recognize income from a property management agreement, an advisory agreement, overhead reimbursements and interest income on advances as earned. The amount of fee income and interest income earned is outlined in the table below.

                                          2001         2000         1999
                                       ---------    ---------    ---------
Interest income and related fees       $   3,345    $   3,165    $   1,914
Transaction fees                             522        2,530        1,055
Advisory fees                              1,335          777          346
Management and overhead fees               1,935        1,303        1,217
                                          ------    ---------    ---------
                                       $   7,137    $   7,775    $   4,532
                                          ======    =========    =========

Interest is earned on the loan to N'Tandem (Prime plus one percent, or 5.75 percent at December 31, 2001) and includes fees paid by N'Tandem for the subordination of our loan to the N'Tandem bank debt ($730,000 in both 2001 and 2000). The transaction fees are related to acquisition services provided by us to N'Tandem and are calculated as three percent of the acquisition price. The advisory fees are charged based on one percent of N'Tandem's average assets. The management fees are charged based on five percent of revenues of properties managed by us on behalf of N'Tandem. Overhead reimbursement fees are based on a fixed fee per site. We expect to receive modest increases on the recurring fees due to increases in expected revenues and sites. However, as the non-recurring fees are subject to the completion of a transaction, these are difficult to predict.

N'Tandem currently has net losses of approximately $8 million for the year ended December 31, 2001 and also has experienced negative cash flows from operations. We serve as a guarantor on N'Tandem's $20 million line of credit. We do not have any agreements to fund future operating losses of N'Tandem, however our ability to recover our fees charged to N'Tandem and our loans and advances to N'Tandem is dependent on the ultimate sale of the N'Tandem properties. N'Tandem will likely continue to generate negative cash flow from operations in the near term. We believe that based on current market conditions the loans and advances to N'Tandem, which totaled approximately $33 million at December 31, 2001, will be recovered from the ultimate sale of the properties.

The following table summarizes certain financial information for N'Tandem for the years ending December 31, 2001 and 2000.

                                                       2001           2000
                                                   -------------------------

       Total revenues                              $  23,066      $   10,487
       Operating and administrative expenses          14,103           5,986
       Interest expense                               11,744           7,287
       Depreciation expense                            5,555           2,623
       Preferred dividends                               110             110
                                                   -------------------------
       Net loss                                    $  (8,446)     $   (5,519)
                                                   -------------------------

       Rental property                             $ 128,941      $  127,291
       Total assets                                $ 134,009      $  132,678
       Amounts due to the Company                  $  33,348      $   32,120
       Other debt                                  $ 109,675      $  102,216
       Shareholders' deficit                       $ (27,892)     $  (10,474)

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, which requires us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in
Note 2 to our consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that both require our most difficult, subjective or complex judgments and are most important to the portrayal of our financial condition and results of operations. We believe that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported on our consolidated financial statements.

     . When we acquire real estate properties, we allocate the components of these acquisitions using relative fair values computed using our estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.

     . We recognize an impairment loss on a real estate asset to be held and used in operations if the asset's undiscounted expected future cash flows are less than its depreciated cost. We compute a real estate assets undiscounted expected future cash flow using certain estimates and assumptions.

     . We use two different accounting methods to report our investments in entities: the consolidation method and the equity method. We use the consolidation method when we own most of the outstanding voting interests in an entity and/or can control its operations. We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity's operations but cannot control the entity's operations. We review these investments regularly for possible impairment using certain estimates and assumptions regarding undiscounted expected future cash flows. We also review these investments regularly for proper accounting treatment. However, a key factor in this review, the determination of whether or not we can control or exert significant influence over an entity's operations, is subjective in nature.

     . We report receivables net of an allowance for receivables that may be uncollectible in the future. We review our receivables regularly for potential collection problems in computing the allowance recorded against our receivables; this review process requires we make certain judgments regarding collections that are inherently difficult to predict.

     . Collectibility of advances to N'Tandem and other Notes Receivable is based on the determination of the fair market value of the properties and the related net proceeds from the ultimate liquidation of the properties.

Inflation

All of the leases or terms of tenants' occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable us to seek market rentals upon reletting the sites. Such leases generally minimize the risk to us of any adverse effect of inflation.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books from 40 years to indefinite and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 did not have and is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As individual properties to be sold qualify as components of an entity, properties classified as held for sale or sold in a reporting period will be treated as discontinued operations for reporting purposes. The statement of income will reflect the properties' results of operations, including any gains or losses recognized, as a separate component in the income statement.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (iii) is not an alternative to cash flows as a measure of liquidity; and (iv) may not be comparable to similarly titled measures reported by other companies. FFO is calculated as follows:

                                                 For the Year Ended December 31,
(In thousands)                                    2001       2000        1999
                                               ---------  ---------   ----------

Income before minority interests               $  36,118  $  48,722   $  44,962
Less:
   Income allocated to Preferred OP Units          6,094      6,094       6,094
Plus:
   Depreciation of rental property                56,804     43,289      41,161
   Amortization of intangibles                         -          -         405
   Impairment / (gain) on sales of properties      1,503          -      (2,805)
                                               ---------  ---------   ----------
Funds from operations                          $  88,331  $  85,917   $  77,629
                                               =========  =========   ==========

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

Our primary market risk exposure is interest rate risk. Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity. As of December 31, 2001, our Credit and Acquisition Facilities represented our only variable rate debt.

The following table sets forth information as of December 31, 2001, concerning our debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

                                                           For the Year Ended December 31,
                                2002      2003        2004         2005       2006     Thereafter       Total          FV
 Debt obligations
   Fixed rate                  5,617     76,177      113,894      109,615     11,644     448,645      $  765,592      788,914
   Average interest rate         7.7%       7.8%         7.1%         8.5%       8.1%        7.5%
   Variable rate             166,844                 121,000                                          $  287,844      287,844
   Average interest rate         3.4%                    3.0%
 Total debt                  172,461     76,177      234,894      109,615     11,644     448,645       1,053,436    1,076,758

We face market risk relating to our fixed-rate debt upon re-financing of such debt and depending upon prevailing interest rates at the time of such re-finance. As a result of our successful re-financing and extension of our fixed-rate debt, as illustrated in the above chart, we will not need to re-finance any of our fixed-rate debt until 2003. Our Acquisition Facility matures in August of 2002. We expect to re-pay the balance, depending on current market conditions and capital availability factors, with proceeds from the disposition of properties, a bank term loan, or the issuance of additional debt or equity securities.

In addition, we have assessed the market risk for our variable rate debt and believe that a 1% increase in LIBOR rates would result in an approximate $2.9 million increase in interest expense based on $287.8 million of variable rate debt outstanding at December 31, 2001.

The fair value of our long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

Item 8.       Financial Statements and Supplementary Data
-------       -------------------------------------------

                        Report of Independent Accountants

To the Shareholders and Board of Directors of Chateau Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Chateau Communities, Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements and the financial statement schedule are the responsibility of Company management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 27, 2002

                            CHATEAU COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     For the Year Ended December 31,
                                                                -----------------------------------------
In thousands, except per share data
                                                                   2001           2000           1999
                                                                -----------    ------------   -----------
Revenues
   Rental income                                                 $224,431       $ 186,963      $ 177,789
   Interest income                                                 10,084          10,794          6,796
   Management fee and other income                                  5,005           7,008          4,778
                                                                 --------       ---------      ---------
                                                                  239,520         204,765        189,363
Expenses
   Property operating and maintenance                              70,779          52,419         50,506
   Real estate taxes                                               15,702          13,426         12,675
   Depreciation and amortization                                   57,919          43,920         41,826
   Administrative                                                   9,881           9,878          9,881
   Interest and related amortization                               47,618          36,400         32,318
                                                                 --------       ---------      ---------
                                                                  201,899         156,043        147,206
                                                                 --------       ---------      ---------

   Income before impairment/net gain on sales of properties        37,621          48,722         42,157
   Impairment / net gain on sales of properties                    (1,503)              -          2,805
                                                                 --------       ---------      ---------

Income before minority interests                                   36,118          48,722         44,962
Less income allocated to minority interests:
        Preferred OP Units                                          6,094           6,094          6,094
        Common OP Units                                             3,768           4,842          4,242
                                                                 --------       ---------      ---------
Net income available to common shareholders                      $ 26,256       $  37,786      $  34,626
                                                                 ========       =========      =========

Per share/OP Unit information

        Basic earnings per common share                          $   0.90       $    1.33      $    1.23
                                                                 ========       =========      =========

        Diluted earnings per common share                        $   0.90       $    1.32      $    1.23
                                                                 ========       =========      =========

      The accompanying notes are an integral part of financial statements.

                            CHATEAU COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

(In thousands)                                                           December 31,
                                                                 -----------------------------
Assets                                                               2001             2000
                                                                 -------------    ------------
Rental property:
   Land                                                          $    205,416     $   139,565
   Land and improvements for expansion sites                          112,821          51,043
   Manufactured home community improvements                         1,212,195         851,325
   Community buildings                                                116,677          57,152
   Furniture and other equipment                                       39,565          33,408
                                                                 -------------    ------------
   Total rental property                                            1,686,674       1,132,493

       Less accumulated depreciation                                  285,209         236,240
                                                                 -------------    ------------

         Net rental property                                        1,401,465         896,253

Rental properties held for sale                                         6,626               -
Cash and cash equivalents                                                  61              99
Rents and other receivables, net                                       17,591           7,107
Notes receivable                                                       45,514          24,539
Investments in and advances to affiliates                             108,674          79,272
Prepaid expenses and other assets                                      11,942          10,594
                                                                 -------------    ------------

         Total assets                                            $  1,591,873     $ 1,017,864
                                                                 =============    ============

Liabilities
Debt                                                             $  1,053,436     $   531,629
Accrued interest payable                                               10,668           6,953
Accounts payable and accrued expenses                                  24,387          17,926
Rents received in advance and security deposits                        12,749           7,816
Dividends and distributions payable                                       760             765
                                                                 -------------    ------------

         Total liabilities                                          1,102,000         565,089

Minority interests in Operating Partnership                           144,919         116,863

Commitments and contingencies (Note 13)                                     -               -

Shareholders' Equity
Preferred stock, $.01 par value, 2 million shares authorized;
   no shares issued or outstanding                                          -               -
Common stock, $.01 par value, 90 million shares authorized
    29,188,440 and 28,531,675 shares issued and outstanding
   at December 31, 2001 and 2000, respectively                            292             285
Additional paid-in capital                                            499,068         445,905
Dividends in excess of accumulated earnings                          (134,158)        (97,605)
Accumulated other comprehensive income                                 (6,516)              -
Notes receivable from officers,  577,432 shares
   outstanding at December 31, 2001 and 2000                          (13,732)        (12,673)
                                                                 -------------    ------------

         Total shareholders' equity                                   344,954         335,912
                                                                 -------------    ------------

         Total liabilities and shareholders' equity              $  1,591,873     $ 1,017,864
                                                                 =============    ============

      The accompanying notes are an integral part of financial statements.

                            CHATEAU COMMUNITIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                For the Year Ended December 31,
                                                            ---------------------------------------
In thousands, except per share data                            2001         2000          1999
                                                            ----------   ----------    ----------
Common stock:
   Balance at beginning of period                           $     285    $     284     $     279
   Issuance of shares from awards, exercise of
     options and sales to key employees                             2            4             1
   Issuance of shares in exchange for OP Units                      5            1             4
   Repurchase and retirement of shares                              -           (4)            -
                                                            ----------   ----------    ----------
   Balance at end of period                                 $     292    $     285     $     284
                                                            ==========   ==========    ==========

Additional paid-in capital:
   Balance at beginning of period                           $ 445,905    $ 446,231      $432,711
   Issuance of shares from awards, exercise of options
     and sales to key employees                                 3,443        8,607         3,394
   Issuance of shares in exchange for OP Units                 15,897        3,700         9,212
   Repurchase and retirement of shares                              -      (11,319)          (61)
   Transfer (to) from minority interests ownership in
     Operating Partnership                                     33,823       (1,314)           975
                                                            ----------     --------    ----------
   Balance at end of period                                 $ 499,068    $ 445,905     $ 446,231
                                                            ==========     ========    ==========

Dividends in excess of accumulated earnings:
   Balance at beginning of period                           $ (97,605)   $ (76,647)    $ (56,637)
   Net income available to common shareholders                 26,256       37,786        34,626
   Dividends declared $2.18, $2.06, and $1.94 per share       (62,809)     (58,744)      (54,636)
                                                            ----------     --------    ----------
   Balance at end of period                                 $(134,158)   $ (97,605)    $ (76,647)
                                                            ==========     ========    ==========

Accumulated other comprehensive income:
   Balance at beginning of period                           $       -    $       -     $       -

   Cumulative effect of adoption of SFAS 133                      658            -             -
   Current year hedge loss                                     (7,317)           -             -
   Amortization of hedge loss and transition adjustment           143            -             -
                                                            ----------   ----------    ----------
   Balance at end of period                                 $  (6,516)   $       -     $       -
                                                            ==========   ==========    ==========

Notes receivable, officers:
   Balance at beginning of period                           $ (12,673)   $  (8,048)    $  (8,418)
   Advances to key employees                                   (1,088)           -             -
   Issuance of 205,734 shares in 2000
     through sales to key employees                                 -       (4,670)            -
   Payments received                                               29           45           370
                                                            ----------   ----------    ----------
    Balance at end of period                                $ (13,732)   $ (12,673)    $  (8,048)
                                                            ==========   ==========    ==========

   Total shareholders' equity, end of period                $ 344,954    $ 335,912     $ 361,820
                                                            ==========   ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Year Ended December 31,
                                                                              -----------------------------------------
In thousands                                                                     2001            2000        1999
                                                                              ----------       ---------     ----------
Cash flows from operating activities:
   Net income available to common shareholders                                $  26,256        $ 37,786      $  34,626
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Income attributed to minority interests                                    3,768           4,842          4,242
       Bad debt expense                                                           5,157             971          1,105
       Impairment / net gain on sales of properties                               1,503               -         (2,805)
       Depreciation and amortization                                             57,919          43,920         41,826
       Amortization of debt issuance costs                                        1,053             605            730
       Increase in operating assets                                              (2,660)         (2,270)        (4,348)
       Increase (decrease) in operating liabilities                              (4,098)           (893)         2,088
                                                                              ----------       ---------     ----------
           Net cash provided by operating activities                             88,898          84,961         77,464
                                                                              ----------       ---------     ----------

Cash flows from investing activities:
   Acquisitions of rental properties and land to be developed                   (22,167)         (5,725)       (13,259)
   Dispositions of rental properties                                             25,981               -         13,108
   Additions to rental properties and equipment                                 (40,854)        (29,378)       (24,606)
   Investments in and advances to affiliates                                     (1,383)        (21,966)       (27,682)
   Acquisition of CWS                                                          (320,486)              -              -
   Advances on notes receivables, net                                           (12,139)        (16,054)        (4,338)
                                                                              ----------       ---------     ----------
           Net cash used in investing activities                               (371,048)        (73,123)       (56,777)
                                                                              ----------       ---------     ----------

Cash flows from financing activities:
   Borrowings on lines of credit                                                489,512         304,099        119,130
   Payments on lines of credit                                                 (276,398)       (328,186)       (58,549)
   Principal payments on debt                                                    (2,738)         (1,572)        (1,176)
   Proceeds from the issuance of debt                                           150,000         295,295              -
   Payoff of debt                                                                     -        (190,838)       (23,598)
    Payment of debt issuance costs                                               (1,377)           (617)             -
   Settlement of hedge transaction                                               (7,107)          1,500              -
   Distributions to shareholders/OP Unitholders                                 (72,703)        (81,534)       (60,244)
    Common shares/OP Units repurchased and retired                                    -         (11,323)           (76)
   Exercise of common stock options and other                                     2,923           1,089          3,724
                                                                              ----------       ---------     ----------
           Net cash provided by (used in) financing activities                  282,112         (12,087)       (20,789)
                                                                              ----------       ---------     ----------

Decrease in cash and cash equivalents                                               (38)           (249)          (102)
Cash and cash equivalents, beginning of period                                       99             348            450
                                                                              ----------       ---------     ----------
Cash and cash equivalents, end of period                                      $      61        $     99      $     348
                                                                              ==========       =========     ==========

Supplemental information:
   Cash paid for interest, net of amounts capitalized                         $  42,811        $ 34,126      $  30,626
                                                                              ==========       =========     ==========
   Fair market value of OP Units/shares issued for acquisitions/development   $  74,325        $    754      $  13,341
                                                                              ==========       =========     ==========
   Debt assumed in connection with acquisitions and development               $ 171,748        $  1,835      $     650
                                                                              ==========       =========     ==========
   Notes payable issued in connection with acquisitions                       $   9,942        $      -      $       -
                                                                              ==========       =========     ==========
   Notes receivable issued in connection with acquisitions and dispositions   $  14,071        $      -      $       -
                                                                              ==========       =========     ==========
    Note receivable used for consideration in acquisition                     $   7,140        $      -      $       -
                                                                              ==========       =========     ==========

    The accompanying notes are an integral part of the financial statements.

                            Chateau Communities, Inc

                   Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Organization and Formation of Company:
     -------------------------------------

Chateau Communities, Inc. (the "Company"), a real estate investment trust, was formed in August 1993 as Chateau Properties, Inc.

The Company considers itself to be engaged in only one industry segment. The Company is engaged in the business of owning and operating manufactured housing community properties primarily through CP Limited Partnership (the "Operating Partnership"). As of December 31, 2001, the Company owned 217 properties containing an aggregate of 70,723 homesites and 1,359 park model/RV sites, located in 33 states. Approximately 28 percent of these homesites were in Florida, 24 percent were in Michigan, and 10 percent were in Georgia. The Company also fee managed 38 properties containing an aggregate of 8,118 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company, generally for a term of one year or less.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company, its wholly owned qualified REIT subsidiaries, its Operating Partnership, and controlled joint ventures. The Company and ROC Communities, Inc. are general partners of the Operating Partnership. All significant inter-entity balances and transactions have been eliminated in consolidation. Investments in joint ventures or entities, which we do not control but exercise significant influence over, are accounted for using the equity method.

The Company conducts manufactured home sales and brokerage activities through its taxable service corporation, Community Sales, Inc. ("CSI"). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow and economics. The Company accounts for its investment in CSI utilizing the equity method of accounting, since the Company does not own any of the voting common stock of CSI. Equity earnings or losses are recorded as management fee and other income in the accompanying statements of income.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates may affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            Chateau Communities, Inc

                   Notes To Consolidated Financial Statements
--------------------------------------------------------------------------------

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under Section 856(c) of the Internal Revenue Code of 1986, as amended. The Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company remains subject to certain state and local taxes on its income and property as well as Federal income and excise taxes on its undistributed income.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2001, 2000 and 1999, distributions declared per share were taxable as follows:

                          2001                  2000                  1999
                     Amount  Percentage    Amount  Percentage    Amount  Percentage
                    -------------------- ---------------------  --------------------
Ordinary income     $  1.27       58.4%   $  1.42      68.8%    $ 1.34      68.9%
Return of capital       .91       41.6%       .64      31.2%       .60      31.1%
                    -------------------- ---------------------  --------------------
                    $  2.18      100.0%   $  2.06     100.0%    $ 1.94     100.0%
                    ==================== =====================  ====================


Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The conversion of an operating partnership unit ("OP Unit") to common stock has no effect on earnings per common share since the earnings of an OP Unit are equivalent to the earnings of a share of common stock. Diluted earnings per common share are computed assuming the exercise of all outstanding stock options that would have a dilutive effect.

Rental Property

Rental property is carried at cost less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of the recoverability of its rental property includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. In the event that facts and circumstances indicate that the carrying amounts of rental property may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated market value.

Rental Property Held for Sale

Assets held for sale are carried at the lower of book value or fair value less costs to sell the assets. During the fourth quarter of 2001, the Company identified four communities for disposition and as such, reclassified these assets from rental property to rental property held for sale. As a result, the Company evaluated its carrying value of these assets, and recognized an asset impairment charge of approximately $2.1 million. These charges have been included in the Company's accompanying consolidated statements of income.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

                                                             Estimated Useful
Class of Asset                                                 Lives (Years)
--------------                                              --------------------
Manufactured home community improvements                         20 to 30
Community buildings                                              25 to 30
Furniture and other equipment                                     3 to 10
Computer software and hardware                                    3 to 7

Maintenance, repairs, and minor improvements to rental properties are expensed when incurred. Major improvements and renewals are capitalized and depreciated over their estimated useful lives. When rental property assets are sold or otherwise retired, the cost of such assets, net of accumulated depreciation, compared to the sales proceeds, are recognized in income as gains or losses on disposition.

Capitalized Interest

Interest is capitalized on development projects during periods of construction through the substantial completion of the site. Interest capitalized by the Company for the years ended December 31, 2001, 2000, and 1999, was $4,368,000, $1,646,000, and $1,249,000, respectively.

Cash Equivalents

All highly liquid investments with an initial maturity of three months or less are considered to be cash equivalents.

Debt Issuance Costs

Costs incurred to obtain financing are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related loans or agreements. These costs, net of accumulated amortization, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments other than debt approximate their carrying values at December 31, 2001 and 2000. The fair value of the Company's debt at December 31, 2001 and 2000 was estimated to be $1.1 billion and $533 million, respectively, based on current interest rates for comparable loans.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

Minority Interests

Minority interests include common OP Units that are convertible into an equivalent number of shares of the Company's common stock. Issuance of additional shares of common stock by the Company, results in the issuance to the Company of an equal amount of OP Units, thus changing the percentage ownership of both the minority interests and the Company. Since an OP Unit is equivalent to a common share (due to, among other things, its exchangeability for a common stock share), such transactions are treated as capital transactions and result in an equity transfer adjustment among shareholders' equity and minority interests in the Company's consolidated balance sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

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

Derivatives

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended by SFAS No. 138, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Upon adoption of SFAS No. 138, the Company recorded a transition adjustment of $658,000 as a cumulative effect to accumulated other comprehensive income, which is included in the equity section of the Consolidated Balance Sheets. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancing of debt which had been completed at the date of adoption. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

In assessing the fair value of its financial instruments, both derivative and non-derivative, CP Limited uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, CP Limited uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

Comprehensive Income

Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income and changes in certain assets and liabilities that are reported directly in equity such as changes in the fair value of derivatives.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. SFAS No. 142 changes the useful life of goodwill recorded on a company's books to an indefinite life and requires goodwill to be reviewed annually for impairment. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Adoption of SFAS No. 141 and No. 142 did not have and is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As individual properties to be sold qualify as components of an entity, properties classified as held for sale or sold in a reporting period will be treated as discontinued operations for reporting purposes. The statements of income will reflect the properties' results of operations, including any gains or losses recognized, as a separate component in the income statement.

3.   Acquisitions and Dispositions of Rental Property:
     -------------------------------------------------

Acquisition of CWS

On August 3, 2001 the Company purchased CWS Communities Trust ("CWS"), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the payoff of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued for purposes of the transaction at $30.935 per OP Unit) and $9.9 million in 7.5% Unsecured Installment Notes due 2012 (the "7.5% Notes"). The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites in 11 states. The Company financed the cash portion of this transaction primarily through borrowings on a $323 million bridge facility (the "Acquisition Facility"), which carries an interest rate of LIBOR plus 120 basis points, and matures August 2, 2002.

In connection with the CWS acquisition, the following related transactions occurred:

..    As of August 2, 2001, certain limited partners in the CWS operating partnership ("CWS OP") amended their $26 million loans and agreed to, among other things, replace the collateral with a proportionate amount of OP Units, provide for an initial purchase price for such OP Units subject to our repurchase option at $27.17 per OP Units, eliminate our right to exercise this repurchase option in the event of a prepayment of these loans in full prior to January 1, 2003 and lower the exercise price of this repurchase option in the event that certain distributions are made to the borrowers. The maturity dates of these loans range between June 14, 2009 and September 26, 2010. These loans bear initial interest rates of 6.25% or 6.5%, increasing at increments of 25 basis points on each anniversary of each loan, but not to exceed 7.5%, and are included in Investment in and advances to affiliates in the accompanying consolidated balance sheets as of December 31, 2001.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

..    The Company agreed to issue to the holders of the 7.5% Notes, an aggregate of 309,371 OP Units, for an aggregate purchase price of approximately $9.6 million paid to the Company through the issuance of 7.5% promissory notes due 2010 secured by the OP Units held by the obligor. As of December 31, 2001, the Company has issued $9,570,000 of such notes/OP Units and the notes are included in Investment in and advances to affiliates in the accompanying consolidated balance sheet as of December 31, 2001.

The total CWS purchase price and liabilities assumed was allocated as follows:

           Rental property                             $         519,691
           Net working capital                                    32,299
                                                       -----------------
                                                       $         551,990
                                                       =================


The following unaudited pro forma income statement information has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2000. In addition, the pro forma information is presented as if the acquisition of eight properties made in 2000 by CWS and the disposition of certain CWS properties by the Company in 2001 had occurred on January 1, 2000. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS acquisition had been consummated on January 1, 2000.


                                                                           For the Year Ended December 31,
                                                                       -------------------------------------
                                                                             2001                 2000
                                                                       ------------------   ----------------
Revenues                                                               $   270,981           $  260,145
Total expenses*                                                            246,396              237,633
                                                                       ------------------   ----------------
Net income**                                                           $    24,585           $   22,512
                                                                       ==================   ================
Earning per share - basic                                              $      0.71           $     0.65
                                                                       ==================   ================
Earnings per share - diluted                                           $      0.70           $     0.65
                                                                       ==================   ================
Weighted average common shares and OP Units outstanding - basic             34,811               34,481
                                                                       ==================   ================
Weighted average common shares and OP Units outstanding - diluted           35,011               34,575
                                                                       ==================   ================

-------------------------------
* Includes depreciation of $69,639 and $64,688 for the year ended December 31, 2001 and 2000, respectively.
**After impairment/gain on sale of properites and allocation to Preferred OP
  Units. Assumes all common OP Units are exchanged for common stock.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

Other Acquisitions

The following table summarizes acquisitions, other than CWS, made by the
Company:

(Dollars in thousands)

                                                              Amount         Fair Market
                                                           Allocated to     Value of OP
                         Number of     Number of              Assets        Units/Shares       Debt
Acquisition Date        Communities      Sites     State     Acquired         Issued          Assumed        Cash (1)
------------------------------------------------------------------------------------------------------------------------
October 2001 (2)             1            401       CO       $   14,160        $  1,555         $ 7,140        $  5,465

May 2001                     1            756       GA       $   23,837        $  8,534         $ 4,418        $ 10,885

April 2001                   1            288       IN       $    5,400        $      -         $      -       $  5,400

December 2000                1            295       GA       $    2,550        $     17         $ 1,835        $    698

February 2000                1            115       AL       $    1,600        $      -         $     -        $  1,600

October 1999                 1            315       AL       $    8,712        $      -         $   650        $  8,062

April 1999                   1            309       AL       $    4,013        $      -         $     -        $  4,013

(1) The cash used to finance the Company's acquisitions was provided by borrowings on the line of credit.
(2) The Company purchased the remaining interests in the joint venture, including a note receivable to the Company.

Dispositions

In the third quarter of 2001, the Company began implementing a plan to sell a number of mature properties that no longer meets its portfolio objectives. As of December 31, 2001, the Company had sold 7 properties for approximately $42 million. The net proceeds from these sales, approximately $37 million, were used primarily to pay down the Acquisition Facility. Due to the timing of these sales, approximately $11 million was received in January of 2002. The Company will continue to evaluate its properties and, depending on market conditions, expects to sell additional communities in 2002. In 1999, the Company disposed of two communities, with 509 homesites, for a net amount of $11.7 million, resulting in a gain of $2.8 million.

4.   Notes Receivable
     ----------------

Notes receivable are from entities that are not affiliated with the Company and all own, or are developing, manufactured home communities. These notes are collateralized by manufactured home communities or by partnership interests in partnerships that own manufactured home communities. These notes have a weighted average interest rate of 10.9% and mature between 2002 and 2022. Management has evaluated the collectibility of these notes and has determined that no valuation allowance is necessary.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

5. Investments in and Advances to Affiliates
   -----------------------------------------

Investments in and advances to affiliates as of December 31, consisted of the following:

                                                  2001            2000
                                                  ----            ----

     Community Sales, Inc. ("CSI")            $    29,039     $    25,242
     N'Tandem Trust ("N'Tandem")                   33,348          32,120
     Notes Receivables - OP Unitholders            35,570               -
     Other                                         10,717          21,910
                                              -----------     -----------
                                              $   108,674     $    79,272
                                              ===========     ===========
CSI
---

Advances to CSI are primarily used to finance inventory purchases. These advances have an interest rate of prime plus 1% (5.75 percent as of December 31, 2001).

N'Tandem
--------

The Company currently owns approximately 10 percent of N'Tandem's outstanding equity, wholly owns N'Tandem's external advisor and provides management and other services to N'Tandem for a fee. As such, the Company possesses significant influence over the operating and financial decisions of N'Tandem, and accordingly, accounts for its investment in N'Tandem utilizing the equity method of accounting. The Company also recognizes income from a property management agreement, an advisory agreement and interest income on advances as earned, as more fully outlined in Note 12.

The Company has loaned N'Tandem approximately $27 million and advanced an additional $6 million over the past several years. The loan is due December 2002, is unsecured and bears interest at the prime rate of interest plus one percent per annum.

As of December 31, 2001, N'Tandem owned 36 communities with 7,882 homesites.

Notes Receivable - OP Unitholders
---------------------------------

These notes are loans to former CWS shareholders of $26 million (the "$26 Million Notes") and promissory notes of $9.6 million (the "$9.6 Million Notes") (see note 3). The collateral for the loans are the OP Units held by the former CWS shareholders. The loan agreements provide for principal payment of the loans through the use of the collateral or cash. Interest on the $26 Million Notes are payable quarterly at an annual rate of 6%, increasing by one-quarter of one percent on each anniversary date of the loan agreement up to a maximum of 8.25% and 7.5% on the $9.6 Million Notes. The Company earned $793,000 of interest income for these notes in 2001.

                           Chateau Communities, Inc

--------------------------------------------------------------------------------

6. Financing:
   ----------

The following table sets forth certain information regarding debt at December
31:

                                   Weighted                           Principal Balance
                                   Average                             (In thousands)
                                Interest Rate    Maturity Date        2001        2000
                                -------------    -------------    -----------   ---------
Fixed rate mortgage notes          7.63%           2002-2011      $   285,650   $ 136,899
Unsecured Senior Notes             7.47%           2003-2011          470,000     320,000
Unsecured Installment Notes        7.50%             2012               9,942           -
                                                                  -----------   ---------
         Total fixed rate debt                                        765,592     456,899
Acquisition Facility               3.59%             2002             162,700           -
Unsecured lines of credit          3.02%           2002-2004          125,144      74,730
                                                                  -----------   ---------
      Total variable rate debt                                        287,844      74,730
                                                                  -----------   ---------
                                                                  $ 1,053,436   $ 531,629
                                                                  ===========   =========

At December 31, 2001, the Company had a $125 million line of credit arrangement with BankOne, NA acting as lead agent for a bank group to provide financing for future construction, acquisitions and general business obligations. The line of credit is unsecured, bears interest at the prime rate of interest or, at the Company's option, LIBOR plus 90 basis points (2.77 percent at December 31, 2001). The line is scheduled to mature in 2004. In addition, The Company has a $7.5 million unsecured line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (3.12 percent at December 31, 2001), which matures in March 2002. As of December 31, 2001, approximately $125.1 million was outstanding under the Company's lines of credit and the Company had available $7.4 million in additional borrowing capacity.

The following table summarizes significant debt issuances and the related use of proceeds made during the year ended December 31, 2001 and 2000:

   Transaction Date    Original    Interest      Classification     Expiration         Use of Proceeds
                        Amount       Rate                              Date
-------------------------------------------------------------------------------------------------------------
     October 2001     $ 150,000      7.13%    Senior Unsecured         2011     Repay portion of Acquisition
                                                                                Facility
     October 2001        50,000      8.30%    Senior Unsecured         2021     Repay a portion of 7.54% debt
                                                                                maturing in 2003
      August 2001       323,000      3.59%    Acquisition Facility     2002     CWS Acquisition
        June 2000       116,000      7.83%    Mortgage Debt            2010     Repay debt
                        100,000      8.30%    Senior Unsecured         2005     Repay debt
                         50,000      8.00%    Senior Unsecured         2003     Repay debt

In connection with the debt issuance of $150 million, the Company entered into a hedge of forecasted interest payments. At the time of closing, there was an accumulated hedge loss of $7.1 million that was recorded in accumulated other comprehensive income and which will be amortized over the life of the debt.

                           Chateau Communities, Inc

--------------------------------------------------------------------------------

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

As of December 31, 2001 the Company has a total of 36 collateralized properties.

The financing arrangements contain customary covenants, including a debt service coverage ratio and a restriction on the incurrence of additional collateralized or variable rate indebtedness without a corresponding increase in rental property. The Company was out of compliance on one of its covenants as of December 31, 2001 associated with both its BankOne Credit Facility and the Acquisition Facility. Also, in February 2002, the Company was out of compliance on another covenant under both agreements that limit the amount of variable rate debt outstanding. In February 2002, the Company received waivers from the lenders and amended the agreements to change the covenants for the remaining term of the Acquisition facility and until March 2003 for the Credit Facility.

The Acquisition Facility matures in August of 2002. The Company expects to re-pay the balance, depending on current market conditions and capital availability factors, with proceeds from the disposition of properties, a bank term loan, or the issuance of additional debt or equity securities.

The aggregate amount of principal maturities for the fixed rate debt, including the Unsecured Senior Notes and Unsecured Installment Notes, subsequent to December 31, 2001 (in thousands) is as follows:
2002                      $         5,617
2003                               76,177
2004                              113,894
2005                              109,615
2006                               11,644
Thereafter                        448,645
                          ---------------
                          $       765,592
                          ===============

7. Minority Interests in Operating Partnership:
   --------------------------------------------

Minority interests in the accompanying consolidated balance sheets represent both the common and preferred ownership interest in the Operating Partnership held by third parties. The common minority interest represents common OP Units, which are convertible into an equivalent number of shares of the Company's common stock. As of December 31, 2001 and 2000, common minority interest was approximately 17 and 11 percent, respectively.

Common OP Unitholders may convert their common OP Units into shares of common stock of the Company at a one for one exchange ratio. These transactions result in an increase of outstanding common shares, and a corresponding decrease of outstanding OP Units, classified as minority interests in the consolidated balance sheets.

The following is a summary of activity of the common minority interest in the Operating Partnership, including the transfer adjustment among the common minority interest and shareholders' equity in the consolidated balance sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

                           Chateau Communities, Inc

--------------------------------------------------------------------------------

                                                                    Operating
                                                                   Partnership    Minority
(In thousands)                                                        Units       Interest
                                                                   -----------------------
Minority interest in Operating Partnership at January 1, 1999           3,524     $ 47,473
Minority interest in income                                                 -        4,242
Distributions declared, $1.94 per unit                                      -       (6,680)
Issuance of OP Units at fair value in connection with
    acquisitions and development                                          531       13,341
Exchange of OP Units for shares of common stock                          (349)      (9,216)
Transfer to shareholders' equity                                            -         (975)
                                                                   -----------    ---------
Minority interest in Operating Partnership at December 31, 1999         3,706     $ 48,185


Minority interest in income                                                 -        4,842
Distributions declared, $2.06 per unit                                      -       (7,488)
Issuance of OP Units at fair value in connection with
    acquisitions and development                                           28          754
Exchange of OP Units for shares of common stock                          (141)      (3,701)
Transfer from shareholders' equity                                          -        1,314
                                                                   -----------    ---------
Minority interest in Operating Partnership at December 31, 2000         3,593     $ 43,906


Minority interest in income                                                 -        3,768
Distributions declared, $2.18 per unit                                      -       (9,883)
Issuance of OP Units at fair value in connection with
    acquisitions and development                                        2,751       83,896
Exchange of OP Units for shares of common stock                          (511)     (15,902)
Transfer from shareholders' equity                                          -      (33,823)
                                                                   -----------    ---------
Minority interest in Operating Partnership at December 31, 2001         5,833     $ 71,962
                                                                   ===========    =========

Also included in minority interests in the accompanying consolidated balance sheets are 1.5 million Preferred OP Units issued in April 1998. The balance at both December 31, 2001 and 2000 was approximately $73 million, issued with a coupon rate of 8.125%.

8. Common Stock and Related Transactions:
   --------------------------------------

The following table represents the changes in the Company's outstanding common stock for the years ended December 31, 2001, 2000, and 1999 (in thousands).

                                               2001        2000       1999
                                              ------      -------    -------

Common shares outstanding at January 1        28,532      28,425     27,936
Common stock issued                                -           -          -
Shares repurchased and retired                     -        (453)        (2)
Shares issued in exchange for OP Units           511         141        349
Shares issued through stock awards, sales
to key employees and the exercise of
stock options                                    145         419        142
                                              ------      -------    -------
Common shares outstanding at December 31
                                              29,188      28,532     28,425
                                              ======      =======    =======

                           Chateau Communities, Inc

--------------------------------------------------------------------------------

The Company paid a dividend/distribution of $.545 per common share/OP Unit on April 16, 2001; July 16, 2001; October 15, 2001 and December 31, 2001 to
shareholders and OP Unitholders of record as of March 30, 2001; June 29, 2001; September 30, 2001 and December 15, 2001, respectively.

The Company paid a dividend/distribution of $.515 per common share/OP Unit on April 14, 2000; July 14, 2000; October 16, 2000 and December 29, 2000 to
shareholders and OP Unitholders of record as of March 31, 2000; June 30, 2000; September 30, 2000 and December 15, 2000, respectively.

The notes receivable from officers bear interest, primarily at LIBOR plus 80 basis points, range in maturity dates of 2003 and 2005, and are collateralized by the underlying common shares.

In 2000, the Company repurchased 453,900 shares for approximately $11.3 million.

Basic and diluted earnings per share ("EPS") are summarized in the following table:

                                                               For the Year Ended December 31,
                                                            --------------------------------------
(In thousands, except per share data)                          2001         2000           1999
                                                            ---------     ---------     ----------
Basic EPS:
   Income (1)                                               $  30,024     $  42,628     $  38,868
                                                            =========     =========     ==========

   Weighted average common shares outstanding                  28,723        28,480        28,135
   Weighted average common OP Units outstanding                 4,623         3,650         3,447
                                                            ---------     ---------     ----------
   Weighted average common shares and OP Units - Basic         33,346        32,130        31,582
                                                            =========     =========      =========

   Per Share                                                $    0.90     $    1.33     $    1.23
                                                            =========     =========     ==========

Diluted EPS
   Income (1)                                               $  30,024     $  42,628     $  38,868
                                                            =========     =========     ==========

   Weighted average common shares outstanding                  28,723        28,480        28,135
   Weighted average common OP Units outstanding                 4,623         3,650         3,447
   Employee stock options                                         200            94           132
                                                            ---------     ---------     ----------

   Weighted average common shares and OP Units - Diluted       33,546        32,224        31,714
                                                            =========     =========     ==========

   Per Share                                                $    0.90     $    1.32     $    1.23
                                                            =========     =========     ==========

_______________
(1) Represents income before minority interests less the income allocated to the Preferred OP Units

9. Comprehensive Income:
   ---------------------

In August 2001, the Company entered into a forward interest rate swap agreement to hedge the anticipated issuance of $150 million of senior notes, which were issued pursuant to a debt issuance in October 2001. The purpose of the swap was to hedge future interest rate payments on the fixed rate bonds to be issued. This swap is accounted for as a cash flow hedge, in accordance with SFAS No.
133. In accordance with SFAS No. 133, the Company recorded a loss on the swap of approximately $7.1 million as of the date of the debt issuance in other comprehensive income, which is included in the equity section of the Consolidated Balance Sheet. Under SFAS No. 133, the Company began amortizing the amounts in other comprehensive income related to this hedge once the debt was issued.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

Total comprehensive income for the year ended December 31, 2001 is summarized as follows (in thousands):

        Net income before minority interests                                      $         36,118
        Cumulative effect of adoption of SFAS 133                                              658
        Net amortization of hedge loss and transition adjustment                               143
        Accumulated hedge loss on bond issue and other                                      (7,317)
                                                                                   ----------------
        Total comprehensive income                                                $         29,602
                                                                                   ================

10.  Stock Option Plans:
     -------------------

The Company measures compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Company's equity compensation plans, (collectively, the "Plans") provide for the grant of approximately 3.6 million options and restricted stock awards. The compensation committee of the Board of Directors approves the awards and determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

During 2001, the Company's Board of Directors approved the 2001 Equity Compensation Plan and the CWS Equity Compensation Plan, which provides for up to 500,000 and 55,000, shares of common stock, respctively, that may be granted to key employes other than directors and executive officers.

Information concerning stock options is as follows:

                                                  2001                         2000                         1999
                                       ---------------------------- ---------------------------- ----------------------------
                                                        Weighted-                    Weighted-                     Weighted-
                                                        Average                       Average                       Average
       Shares subject to option:          Shares         Price         Shares          Price        Shares           Price
-------------------------------------  ------------   -----------   ------------   ------------- -------------  -------------
Outstanding at beginning of year        1,540,334          26.01      1,417,218          25.66      1,236,893          24.79
Granted/(1)(3)/                           441,192          30.16        547,000          24.19        384,160          27.73
Exercised                                (124,432)         23.22       (364,486)         21.79       (137,480)         21.30
Forfeited / expired                       (28,157)         26.79        (59,398)         27.46        (66,355)         28.97
                                       ------------   -----------   ------------   ------------- -------------  -------------
Outstanding at end of year/(2)/         1,828,937          27.18      1,540,334          26.01      1,417,218          25.66
                                       ============   ===========   ============   ============= =============  =============

Options exercisable at year-end
                                          839,111                       634,442                       803,696
                                       ============                 ============                 =============
Options available for grant
  at year-end                             583,233                       458,268                       945,870
                                       ============                 ============                 =============

(1) The options granted do not include the grant of 50,000 shares of restricted stock in 2000 to executive officers of the Company and 17,000 shares of restricted stock granted to key employees of the Company in 2001.
(2) For the years ended December 31, 2001 and 2000 approximately 70,000 and 720,000 options, respectively, were considered anti-dilutive.
(3) Options granted in 2001 includes 49,162 shares granted prior to 2001, but now included due to the CWS merger.

For all options granted during 2001, 2000, and 1999, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001.

                                          Options Outstanding                           Options Exercisable
                         --------------------------------------------------------  ---------------------------------
                                                 Average           Weighted-                           Weighted-
     Range of Exercise          Number          Remaining           Average           Number            Average
         Prices              Outstanding       Contract Life     Exercise Price     Exercisable      Exercise Price
------------------------ ------------------ ------------------- -----------------  --------------- -----------------
    $18.26 - $26.00                677,958         6.99                  $23.44           309,262            $22.52
    $26.25 - $30.70              1,150,979         7.55                  $29.38           529,849            $29.26

The fair value of each option was estimated as of date of grant using an option-pricing model and the following assumptions:

                                                                    2001            2000           1999
                                                                -------------- --------------- --------------
Estimated fair value per option granted                          $    1.84      $    2.44       $    2.22

Assumptions:
        Annualized dividend yield                                     7.14%          7.70%           6.90%
        Common stock price volatility                                 19.7%          20.5%           17.3%
        Risk-free rate of return                                      5.03%          6.38%           5.29%
        Expected option term (in years)                                  7              9              10

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 2001, 2000, and 1999 consistent with the method allowed by SFAS No. 123 "Accounting for Stock-Based Compensation", net income and net income per common share would have been (in thousands, except per share data):

                                                         2001              2000              1999
                                                   ----------------- ----------------- ------------------
Net income, as reported                             $        26,256   $        37,786   $         34,626
                                                   ================= ================= ==================
Net income, pro forma                               $        25,061   $        36,756   $         34,347
                                                   ================= ================= ==================
Basic earnings per common share, as reported        $           .90   $          1.33   $           1.23
                                                   ================= ================= ==================
Basic earnings per common share, pro forma          $           .87   $          1.29   $           1.22
                                                   ================= ================= ==================
Diluted earnings per common share, as reported      $           .90   $          1.32   $           1.23
                                                   ================= ================= ==================
Diluted earnings per common share, pro forma        $           .87   $          1.29   $           1.22
                                                   ================= ================= ==================

11.  Savings Plan:
     -------------

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the "Savings Plan"). The Savings Plan allows employees of the Company and its subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company's management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $250,000, $500,000, and $560,000 for the Plan years ended December 31, 2001, 2000, and 1999, respectively.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

12.  Related Party Transactions:
     ---------------------------

Rental expense of approximately $130,000 annually has been incurred for leased space in an office building owned by certain officers and equity owners.

When CSI sells homes, the purchaser may obtain financing from Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"), which is affiliated with one of the Company's directors. In certain cases, for homes sold before June 1998, Vanderbilt has recourse to the Company if the loans are not repaid. As of December 31, 2001 there is a total of approximately $13.2 million of such amounts that are recourse to the Company.

Included in management fee and other income and interest income are amounts earned from N'Tandem, as outlined below:

                                            2001         2000         1999
                                         ----------   ----------   ----------
Interest income and related fees         $    3,345   $    3,165   $    1,914
Transaction fees                                522        2,530        1,055
Advisory fees                                 1,335          777          346
Management and overhead fees                  1,935        1,303        1,217
                                         ----------   ----------   ----------
                                         $    7,137   $    7,775   $    4,532
                                         ==========   ==========   ==========

Interest is earned on the loan to N'Tandem (Prime plus one percent, or 5.75 percent at December 31, 2001) and includes fees paid by N'Tandem for the subordination of the loan to the N'Tandem, $730,000 in both 2001 and 2000. The transaction fees are related to acquisition services provided by the Company to N'Tandem and are calculated as three percent of the acquisition price. The advisory fees are charged based on one percent of N'Tandem's average assets. The management fees are charged based on five percent of revenues of properties managed by the Company on behalf of N'Tandem. Overhead reimbursement fees are based on a fixed fee per site.

In December 2000, the Company purchased a manufactured home community from a partnership owned by two officers of the Company for $2,550,000. This community contains 295 developed homesites (See Note 3.)

13.  Contingencies:
     --------------

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse effect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture and affiliate arrangements, has guaranteed approximately $48.4 million of debt, $20 million of which is to N'Tandem.

                            Chateau Communities, Inc

--------------------------------------------------------------------------------

14.  Quarterly Financial Information (Unaudited):
     --------------------------------------------

The following is quarterly financial information for the years ended December 31, 2001 and 2000. (amounts in thousands, except per share data)

                                                        First        Second          Third          Fourth
                                                       Quarter       Quarter        Quarter         Quarter
                        2001                           March 31,     June 30,     September 30,    December 31,
                                                      -----------   ----------   --------------   -------------
Total revenues                                        $    51,743   $   53,442    $     64,570     $     69,765
                                                      -----------   ----------   -------------     ------------

Operating income (a)                                  $    32,272   $   32,835    $     38,561     $     39,490
                                                      -----------   ----------  --------------     ------------

Income before minority interests                      $    11,335   $   12,162    $     12,226     $        395

Less income/(loss) allocated to minority interests
          Preferred OP Units                                1,523        1,524           1,523            1,524
          Common OP Units                                   1,098        1,220           1,643             (193)
                                                      -----------   ------------  ------------     ------------
Net income/(loss) available to common shareholders    $     8,714   $    9,418    $      9,060     $       (936)
                                                      ===========   ==========    ============     ============



Net income/(loss) per share - basic (b)               $      0.30   $     0.33    $       0.32     $      (0.03)
                                                      ===========   ==========    ============     ============
Net income/(loss) per share - diluted (b)             $      0.30   $     0.33    $       0.31     $      (0.03)
                                                      ===========   ==========    ============     ============

                        2000


Total revenues                                        $    48,849   $   50,774    $     51,270     $     53,872
                                                      -----------   ----------    ------------     ------------

Operating income (a)                                  $    30,593   $   31,976    $     32,235     $     34,238
                                                      -----------   ----------    ------------     ------------

Income before minority interests                      $    11,307   $   12,607    $     11,759     $     13,049

Less income allocated to minority interests
          Preferred OP Units                                1,523        1,524           1,523            1,524
          Common OP Units                                   1,125        1,256           1,160            1,301
                                                      -----------   ----------    ------------     ------------
Net income available to common shareholders           $     8,659   $    9,827    $      9,076     $     10,224
                                                      ===========   ==========    ============     ============


Net income per share - basic (b)                      $      0.30   $     0.35    $       0.32     $       0.36
                                                      ===========   ==========    ============     ============
Net income per share - diluted (b)                    $      0.30   $     0.34    $       0.32     $       0.36
                                                      ===========   ==========    ============     ============

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
Financial Disclosures
---------------------

None.



PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

The information required by Item 10 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 16, 2002.

Item 11. Executive Compensation
-------  ----------------------

The information required by Item 11 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 16, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

The information required by Item 12 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 16, 2002.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

The information required by Item 13 is incorporated by reference to the information in the Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 16, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------

a.    1. Financial Statements

         Report of Independent Accountants

         Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999.

         Consolidated Balance Sheets as of December 31, 2001 and 2000.

         Consolidated Statements of Shareholders' Equity for the years ended
              December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows for the years ended December 31,
              2001, 2000, and 1999.

         Notes to Consolidated Financial Statements

          2.       Financial Statement Schedule

                   III - Real Estate and Accumulated Depreciation

          3.       Exhibits

Exhibit Number   (Referenced to Item 601 of Regulation S-K)

3 (i)            (a)(c) Chateau Communities, Inc. Amended and Restated Articles
                 of Incorporation
3 (ii)           (b)(e) Chateau Communities, Inc.  Amended and Restated Bylaws
3 (iii)          (d) Amendment to Bylaws of Chateau Communities, Inc. dated
                 March 21, 2000
3 (iv)           (f) Articles supplementary dated April 20, 1998
4.1              (b) Form of Stock Certificate
4.2 (i)          (g) Indenture dated as of December 19, 1997 between CP Limited
                 Partnership and The First National Bank of Chicago, as
                 supplemented.
4.2 (ii)         (g) First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of
                 Chicago, related to the $100,000,000 Madatory Par Put Remarked
                 SecuritiesSM ("MOPPRSSM") due December 10, 2014.
4.2 (iii)        (g) Remarking Agreement dated as of December 23,1997 among
                 Chateau Communities, Inc., CP Limited Partnership and the
                 "Remarketing Dealer" named therein.
4.3*             (h) $100,000,000 8.5% Indenture, dated February 25, 2000, of CP
                 Limited Partnership.
4.4*             (i) Form of $150,000,000 - 7.125% Senior Note due 2011 issued by CP Limited Partnership
4.5              (j) Form of $9,942,000 - 7.5% 11 year notes due August 2012
10.1             (k) Amended and Restated Agreement of Limited Partnership of CP
              Limited Partnership dated January 22, 1997
10.2             (o) Lease of 19500 Hall Road
10.3             (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)          (e) Employment Agreement (McDaniel)
10.4(ii)         (e) Employment Agreement (Kellogg)
10.4(iii)        (e) Employment Agreement (Fischer)
10.4(iv)         (e) Employment Agreement (Davis)
10.5             (k) 1997 Equity Compensation Plan
10.6             (d) Long-Term Incentive Stock Plan
10.7             (l) Amendment to Amended and restated Agreement of Limited
                 Partnership of CP Limited Partnership dated April 20, 1998
10.8             (l) 1999 Equity Compensation Plan
10.9             2001 Equity Compensation Plan
10.10            (j) Acquisition Facility - Credit Agreement dated as of August
                 3, 2001 among CP Limited Partnership, a Maryland limited
                 partnership, Bank One, NA, certain other bank, financial
                 institutions and other entities and Bank One, as Administrative
                 Agent.
10.11            (j) $26 million loans - Form of Investment Loan Agreement and
                 Form of Non-Investment Loan Agreement dated August 2, 2002
21               (n) List of Subsidiaries of Chateau Communities, Inc.
23               Consent of PricewaterhouseCoopers LLP

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

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with Commission on May 23, 1997

(d) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(g) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 9, 1997.

(h) Incorporated by reference to the Exhibits filed with CP Limited Partnership's Form 8-K dated February 24 2000 and filed with the Commission on February 25, 2000.

(i) Incorporated by reference to CP Limited Partnership's Form S-4/A filed with the Commission on March 1, 2002

(j) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated August 3, 2001 and filed with the Commission on August 20, 2001.

(k) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997.

(l) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(m) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

(n) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995 with the Commission on March 29, 1996.

(o) Incorporated by referene to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000.

b.        Reports on Form 8-K
          -------------------

          The Company filed a Form 8-K/A on October 17, 2001 and December 21, 2001.

                                    Exhibits
                                      Index

Exhibits Number
(Referenced to Item 601 of
Regulation S-K)
3 (i)           (a)(c) Chateau Communities, Inc. Amended and Restated Articles
                of Incorporation
3 (ii)          (b)(e) Chateau Communities, Inc.  Amended and Restated Bylaws
3 (iii)         (d) Amendment to Bylaws of Chateau Communities, Inc. dated March
                21, 2000
3 (iv)          (f) Articles supplementary dated April 20, 1998
4.1             (b) Form of Stock Certificate
4.2 (i)         (g) Indenture dated as of December 19, 1997 between CP Limited
                Partnership and The First National Bank of Chicago, as
                supplemented.
4.2 (ii)        (g) First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of
                Chicago, related to the $100,000,000 MadatOry Par Put Remarked
                SecuritiesSM ("MOPPRSSM") due December 10, 2014.
4.2 (iii)       (g) Remarking Agreement dated as of December 23,1997 among
                Chateau Communities, Inc., CP Limited Partnership and the
                "Remarketing Dealer" named therein.
4.3*            (h) $100,000,000 8.5% Indenture, dated February 25, 2000, of CP
                Limited Partnership.
4.4*            (i) Form of $150,000,000 - 7.125% Senior Note due 2011 issued by
                CP Limited Partnership
4.5             (j) Form of $9,942,000 - 7.5% 11 year notes due August 2012
10.1            (k) Amended and Restated Agreement of Limited Partnership of CP
                Limited Partnership dated January 22, 1997
10.2            (o) Lease of 19500 Hall Road
10.3            (b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)         (e) Employment Agreement (McDaniel)
10.4(ii)        (e) Employment Agreement (Kellogg)
10.4(iii)       (e) Employment Agreement (Fischer)
10.4(iv)        (e) Employment Agreement (Davis)
10.5            (k) 1997 Equity Compensation Plan
10.6            (d) Long-Term Incentive Stock Plan
10.7            (l) Amendment to Amended and restated Agreement of Limited
                Partnership of CP Limited Partnership dated April 20, 1998
10.8            (l) 1999 Equity Compensation Plan
10.9            2001 Equity Compensation Plan
10.10           (j) Acquisition Facility - Credit Agreement dated as of
                August 3, 2001 among CP Limited Partnership, a Maryland
                limited partnership, Bank One, NA, certain other bank,
                financial institutions and other entities and Bank One,
                as Administrative Agent.
10.11           (j) $26 million loans - Form of Investment Loan Agreement and
                Form of Non-Investment Loan Agreement dated August 2, 2002
21              (n) List of Subsidiaries of Chateau Communities, Inc.
23              Consent of PricewaterhouseCoopers LLP

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

(c) Incorporated by reference to the Exhibits filed with the Company's Form 8-K filed with Commission on May 23, 1997

(d) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 1, 1998.

(g) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 9, 1997.

(h) Incorporated by reference to the Exhibits filed with CP Limited Partnership's Form 8-K dated February 24 2000 and filed with the Commission on February 25, 2000.

(i) Incorporated by reference to CP Limited Partnership's Form S-4/A filed with the Commission on March 1, 2002

(j) Incorporated by reference to the Exhibits filed with the Company's Form 8-K dated August 3, 2001 and filed with the Commission on August 20, 2001.

(k) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997.

(l) Incorporated by reference to CP Limited Partnership's Form 8-K filed with the Commission on May 1, 1998.

(m) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

(n) Incorporated by reference to the Exhibits filed with the Company's annual Report on Form 10-K filed for the year ended December 31, 1995 with the Commission on March 29, 1996.

(o) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000.

b.      Reports on Form 8-K
        -------------------

        The Company filed a Form 8-K/A on October 17, 2001 and December 21,
        2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 29/th/ day of March, 2002.

                                    CHATEAU COMMUNITITES, INC.

                                    By:/s/ Gary P. McDaniel
                                    -----------------------
                                    Gary P. McDaniel
                                    Director and Chief Executive Officer
                                    (Principal Executive Officer)


                                    By:/s/ Tamara D. Fischer
                                    ------------------------
                                    Tamara D. Fischer
                                    Executive Vice President and Chief financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated on March 29/th/, 2002, have signed this report below.

           Signature                                         Title
           ---------                                         -----

/s/ John A. Boll                            Chairman of the Board of Directors
--------------------------------
John A. Boll

/s/ C. G. Kellogg                           Director and President
--------------------------------
C. G. Kellogg

/s/ Gary P. McDaniel                        Director and Chief Executive Officer
--------------------------------
Gary P. McDaniel

/s/ Edward R. Allen                         Director
--------------------------------
Edward R. Allen

/s/ Gebran S. Anton, Jr.                    Director
--------------------------------
Gebran S. Anton, Jr.

/s/ James L. Clayton                        Director
--------------------------------
James L. Clayton

/s/ Steven G. Davis                           Director
---------------------------
Steven G. Davis

/s/ James M. Hankins                          Director
---------------------------
James M. Hankins

/s/ Rhonda Hogan                              Director
---------------------------
Rhonda Hogan

/s/ James M. Lane                             Director
---------------------------
James M. Lane

/s/ Donald E. Miller                          Director
---------------------------
Donald E. Miller

             SCHEDULE III, REAL ESTATE AND ACCUMULATED DEPRECIATION
                      for the year ended December 31, 2001
                                 (in thousands)

                                                                                               Cost Capitalized
                                                                                           Subsequent to Acquisition
                                                                Initial Cost to Company          (Improvements)
                                                                -------------------------  ------------------------------
                                                                             Depreciable                   Depreciable
Community               Location                Encumbrance       Land        Property        Land          Property
-------------------------------------------------------------   ---------  --------------  ------------------------------
Algoma                  Algoma Township, MI      $     -         $    60     $       -      $      73      $     3,837
Allendale               Allendale, MI                              1,274         3,747              -                -
Anchor Bay              Ira Township, MI                             432            80          2,877           16,348
Anchor North Bay        Tampa Bay, FL                                288         1,422              -               49
Antelope Ridge          Colorado Springs, CO                       1,796        12,022              -                -
Arbor Village           Jackson, MI                1,047             813         4,787              -              212
Arlington Lakeside      Arlington, TX              3,161             920         4,943              -                6
Atlanta Meadows         Atlanta, GA                                  625           435              -               53
Audubon                 Orlando, FL                                  281           296              2            3,046
Autumn Forest           Greensboro, NC             4,473             911         6,747              -              417
Avalon RV Park          Clearwater, FL                               263         2,202              -               30
Avon                    Rochester Hills, MI                          621           484            640            7,234

Beacon Hill Colony      Lakeland, FL               1,912             804         3,626              -                9
Beacon Terrace          Lakeland, FL               3,512           1,188         6,002              -                5
Bermuda Palms           Indio, CA                                  1,291         2,477              -              155
Berryman's Ranch        Vineland, NJ                                 872         5,536              -                8
Breazeale               Laramie, WY.                                 251         1,618              -               67
Broadmore               South Bend, IN                               777         4,115              -            2,783
Buena Vista             Fargo, ND                                    713         6,248              -              456
Butler Creek            Augusta, GA                                1,238         2,309              -              476

Camden Point            Kingsland, GA                                466         1,701              -              191
Camp Inn RV Park        Frostproof, FL                               796         4,220              -              142
Canterbury              Grand Rapids, MI                             705         3,107            111            1,694

                                             Gross Amount
                                          Carried at Close of
                                           Period 12/31/01
                               -------------------------------------------                                  Date of
                                                           Depreciable                    Accumulated     Constrution (C)
Community               Location                Land        Property         Total        Depreciation    Acquisition (A)
------------------------------------------   -----------------------------------------------------------------------------
Algoma                Algoma Township, MI    $     133     $    3,837     $     3,970     $      1,184      1974(C)
Allendale             Allendale, MI              1,274          3,747           5,021              135      2000(C)
Anchor Bay            Ira Township, MI           3,309         16,428          19,737            9,087      1968(C)
Anchor North Bay      Tampa Bay, FL                288          1,471           1,759              155      1998(A)
Antelope Ridge        Colorado Springs, CO       1,796         12,022          13,818              424      1999(C)
Arbor Village         Jackson, MI                  813          4,999           5,812              953      1998(A)
Arlington Lakeside    Arlington, TX                920          4,949           5,869               88      2001(A)
Atlanta Meadows       Atlanta, GA                  625            488           1,113              114      1993(A)
Audubon               Orlando, FL                  283          3,342           3,625            2,151      1988(A)
Autumn Forest         Greensboro, NC               911          7,164           8,075            1,336      1998(A)
Avalon RV Park        Clearwater, FL               263          2,232           2,495              432      1998(A)
Avon                  Rochester Hills, MI        1,261          7,718           8,979            6,250      1988(A)

Beacon Hill Colony    Lakeland, FL                 804          3,635           4,439               76      2001(A)
Beacon Terrace        Lakeland, FL               1,188          6,007           7,195              127      2001(A)
Bermuda Palms         Indio, CA                  1,291          2,632           3,923              697      1994(A)
Berryman's Ranch      Vineland, NJ                 872          5,544           6,416              117      2001(A)
Breazeale             Laramie, WY.                 251          1,685           1,936              377      1993(A)
Broadmore             South Bend, IN               777          6,898           7,675            1,177      1998(A)
Buena Vista           Fargo, ND                    713          6,704           7,417            2,081      1994(A)
Butler Creek          Augusta, GA                1,238          2,785           4,023              650      1993(A)

Camden Point          Kingsland, GA                466          1,892           2,358              471      1993(A)
Camp Inn RV Park      Frostproof, FL               796          4,362           5,158              507      1998(A)
Canterbury            Grand Rapids, MI             816          4,801           5,617              755      1998(A)

                                                                                                 Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                                    Initial Cost to Company       (Improvements)
                                                                    -----------------------  -----------------------
                                                                              Depreciable              Depreciable
Community                     Location                 Encumbrance   Land     Property        Land     Property
------------------------------------------------------------------  --------  -------------  --------  -------------
Carnes Crossing               Summerville, SC                          1,503       7,161            2       1,495
Castlewood Estates            Mabelton, GA                               656       2,918            -         481
Casual Estates                Syracuse, NY                             2,136      14,324            -       8,098
Cedar Grove                   Clinton, CT                                180       1,140            -         157
Cedar Knolls                  Minneapolis, MN                          1,217      11,006            -         521
Central Office                Englewood, CO                                -           -           72      81,251
Chesterfield                  Chesterfield Township, MI                  405           -          262       2,164
Cimarron Park                 St. Paul, MN                             1,424      12,882            -         846
Clinton                       Clinton Township, MI                       989           -          430       6,037
Coach Royale                  Boise, ID                                  197       1,065            -          57
Colonial                      Kalamazoo, MI                              816         195            4       7,859
Colonial Coach                Riverdale, GA                            1,052       4,277           25         655
Colony Cove                   Ellenton, FL                             5,683      28,256            -         811
Columbia Heights              Grand Forks, ND                            588       5,282            -         308
Conway Circle                 Orlando, FL                                544         864            -          44
Conway Plantation             Conway, SC                                 428       3,696            -         355
Country Estates               Spring Lake Township, MI                    30           -            -       1,915
Countryside Great Falls       Great Falls, MT                            361       1,650            -         262
Countryside Village Denver    Denver, CO                               1,460       4,384            -         235
Countryside Village Jackson.  Jacksonville, FL                           962       4,796            -         701
Countryside Village Longmont  Longmont, CO                             1,481       4,455            -         316
Cranberry Lake                White Lake Township, MI                    432         220        1,052       5,385
Creekside                     Lewisville, TX              12,802       2,340      19,836            -           8
Crestview                     Stillwater, OK                             362         963            -         189
Crystal Lake                  St. Petersburg, FL                         498       2,475            -          43
Crystal Lake Club             Avon Park, FL                            2,396      11,747            -         133
Crystal Lakes                 Zephryhills, FL                            661       2,239            -         333

Del Tura                      Fort Myers, FL              42,170       4,360      50,508          412       4,195

Eagle Creek                   Tyler, TX                                  144       1,761            -       1,608
Eagle Point                   Seattle, WA                              1,048       3,514            -         110
Eastridge                     San Jose, CA                 7,084       2,476       4,671            -         153

                                                                   Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/01
                                                         --------------------------------                     Date of
                                                                   Depreciable                  Accumulated   Construction (C)
Community                     Location                    Land     Property       Total         Depreciation  Acquisition (A)
-----------------------------------------------------  -----------------------------------------------------  ----------------
Carnes Crossing               Summerville, SC               1,505       8,656         10,161         1,448    1998(A)
Castlewood Estates            Mabelton, GA                    656       3,399          4,055           765    1997(A)
Casual Estates                Syracuse, NY                  2,136      22,422         24,558         3,112    1993(A)
Cedar Grove                   Clinton, CT                     180       1,297          1,477           154    1998(A)
Cedar Knolls                  Minneapolis, MN               1,217      11,527         12,744         3,635    1994(A)
Central Office                Englewood, CO                    72      81,251         81,323        14,620
Chesterfield                  Chesterfield Township, MI       667       2,164          2,831         1,779    1969(C)
Cimarron Park                 St. Paul, MN                  1,424      13,728         15,152         4,246    1994(A)
Clinton                       Clinton Township, MI          1,419       6,037          7,456         5,041    1969(C)
Coach Royale                  Boise, ID                       197       1,122          1,319           274    1994(A)
Colonial                      Kalamazoo, MI                   820       8,054          8,874         6,355    1985(A)
Colonial Coach                Riverdale, GA                 1,077       4,932          6,009         1,250    1997(A)
Colony Cove                   Ellenton, FL                  5,683      29,067         34,750         6,958    1994(A)
Columbia Heights              Grand Forks, ND                 588       5,590          6,178         1,738    1994(A)
Conway Circle                 Orlando, FL                     544         908          1,452           218    1993(A)
Conway Plantation             Conway, SC                      428       4,051          4,479         1,061    1997(A)
Country Estates               Spring Lake Township, MI         30       1,915          1,945         1,486    1974(C)
Countryside Great Falls       Great Falls, MT                 361       1,912          2,273           518    1993(A)
Countryside Village Denver    Denver, CO                    1,460       4,619          6,079         1,094    1993(A)
Countryside Village Jackson.  Jacksonville, FL                962       5,497          6,459         1,332    1993(A)
Countryside Village Longmont  Longmont, CO                  1,481       4,771          6,252         1,174    1993(A)
Cranberry Lake                White Lake Township, MI       1,484       5,605          7,089         2,385    1986(A)
Creekside                     Lewisville, TX                2,340      19,844         22,184           416    2001(A)
Crestview                     Stillwater, OK                  362       1,152          1,514           277    1993(A)
Crystal Lake                  St. Petersburg, FL              498       2,518          3,016           262    1998(A)
Crystal Lake Club             Avon Park, FL                 2,396      11,880         14,276           260    2001(A)
Crystal Lakes                 Zephryhills, FL                 661       2,572          3,233           720    1998(A)

Del Tura                      Fort Myers, FL                4,772      54,703         59,475        16,028    1994(A)

Eagle Creek                   Tyler, TX                       144       3,369          3,513           622    1997(A)
Eagle Point                   Seattle, WA                   1,048       3,624          4,672           879    1993(A)
Eastridge                     San Jose, CA                  2,476       4,824          7,300         1,144    1994(A)

                                                                                                 Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                                    Initial Cost to Company       (Improvements)
                                                                    -----------------------  -----------------------
                                                                              Depreciable              Depreciable
Community                     Location                 Encumbrance   Land     Property        Land     Property
------------------------------------------------------------------  --------  -------------  --------  -------------
Eldorado                      Daytona Bch, FL                            408       1,248            -         123
Emerald Lake                  Punta Gorda, FL                            399       1,150            -         316
Evergreen                     New Haven, CT                              309       1,883            -         384

Fairways Country Club         Orlando, FL                                955       5,823            9       2,286
Falcon Farms                  Moline, IL                                 295       1,576            -         459
Ferrand Estates               Wyoming, MI                  8,020         257       1,579            -         434
Forest Creek                  South Bend, IN                             501       4,849            -         124
Forest Lake Estates           Spring Lake Township, MI                   414       2,293           27         804
Fountain Vue                  Marion, IN                                 360       1,210            -         105
Four Seasons                  Fayetteville, GA             1,999         856       4,057            -          37
Foxhall Village               Raleigh, NC                                521       5,283            -         614
Foxwood Farms                 Ocala, FL                                  691       1,502            -         622
Friendly Village              Lawrenceville, GA                          518       2,865            -           -
Friendly Village              Greely, CO                                 523       2,702          269       3,007

Glenmoor                      Battle Creek, MI                           204         203            -       1,290
Golden Valley                 Douglasville, TX                           254         800            -         269
Grand Blanc                   Grand Blanc, MI                          1,199           -            -       9,211
Grand Place                   GramdPrairie, TX             5,957       1,332       8,834            -          10
Green Acres                   New Haven, CT                              195       1,286            -          97
Green Park South              Montgomery, AL                           1,021       7,704          269       1,418
Green River Village           Corona, CA                   7,270       1,332      20,245            -           -
Greenbriar Village            Bath, PA                     4,743       1,276      11,911            -          10

Haselton Village              Eustis, FL                   3,161       1,168       4,804            -           3
Hickory Knoll                 Indianapolis, IN                           356       2,669            -         150
Hidden Valley                 Orlando, FL                                492       5,714            -         251
Highland                      New Haven, CT                              153       1,140            -         185
Highlands (The)               Flint, MI                    6,000       2,323      13,260            2       2,002
Hillcrest                     Rockland, MA                               236       1,285            1          48
Holiday Estates               Byron Township, MI                          93           -            -       1,806
Holly Hills                   Holly, MI                                1,982       6,103            -           -

                                                                   Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/01
                                                         --------------------------------                     Date of
                                                                   Depreciable                  Accumulated   Construction (C)
Community                     Location                    Land     Property       Total         Depreciation  Acquisition (A)
------------------------------------------------------------------------------------------------------------  ----------------
Eldorado                      Daytona Bch, FL                 408       1,371          1,779           322    1993(A)
Emerald Lake                  Punta Gorda, FL                 399       1,466          1,865           880    1988(A)
Evergreen                     New Haven, CT                   309       2,267          2,576           223    1998(A)

Fairways Country Club         Orlando, FL                     964       8,109          9,073         6,202    1979(A)(C)
Falcon Farms                  Moline, IL                      295       2,035          2,330           452    1993(A)
Ferrand Estates               Wyoming, MI                     257       2,013          2,270         1,595    1989(A)
Forest Creek                  South Bend, IN                  501       4,973          5,474           896    1998(A)
Forest Lake Estates           Spring Lake Township, MI        441       3,097          3,538           989    1994(A)
Fountain Vue                  Marion, IN                      360       1,315          1,675           246    1998(A)
Four Seasons                  Fayetteville, GA                856       4,094          4,950            86    2001(A)
Foxhall Village               Raleigh, NC                     521       5,897          6,418         1,422    1997(A)
Foxwood Farms                 Ocala, FL                       691       2,124          2,815           467    1994(A)
Friendly Village              Lawrenceville, GA               518       2,865          3,383           697    2001(A)
Friendly Village              Greely, CO                      792       5,709          6,501           121    1994(A)

Glenmoor                      Battle Creek, MI                204       1,493          1,697             6    1999 - 2000(C)
Golden Valley                 Douglasville, TX                254       1,069          1,323           250    1997(A)
Grand Blanc                   Grand Blanc, MI               1,199       9,211         10,410         3,361    1990(C)
Grand Place                   GramdPrairie, TX              1,332       8,844         10,176           186    2001(A)
Green Acres                   New Haven, CT                   195       1,383          1,578           252    1998(A)
Green Park South              Montgomery, AL                1,290       9,122         10,412         1,065    1999(A)
Green River Village           Corona, CA                    1,332      20,245         21,577           425    2001(A)
Greenbriar Village            Bath, PA                      1,276      11,921         13,197           250    2001(A)

Haselton Village              Eustis, FL                    1,168       4,807          5,975           102    2001(A)
Hickory Knoll                 Indianapolis, IN                356       2,819          3,175           699    1993(A)
Hidden Valley                 Orlando, FL                     492       5,965          6,457         1,296    1995(A)
Highland                      New Haven, CT                   153       1,325          1,478           226    1998(A)
Highlands (The)               Flint, MI                     2,325      15,262         17,587         2,782    1998(A)
Hillcrest                     Rockland, MA                    237       1,333          1,570           267    1997(A)
Holiday Estates               Byron Township, MI               93       1,806          1,899         1,446    1984(C)
Holly Hills                   Holly, MI                     1,982       6,103          8,085           280    2000(C)

                                                                                                 Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                                    Initial Cost to Company       (Improvements)
                                                                    -----------------------  -----------------------
                                                                              Depreciable              Depreciable
Community                     Location                 Encumbrance   Land     Property        Land     Property
------------------------------------------------------------------  --------  -------------  --------  -------------
Homestead Ranch               McAllen, TX                                195       1,108            -         175
Hoosier Estates               Lebanon, IN                              1,008       4,412            -          23
Howell                        Howell, MI                                 345           -          151       2,895
Hunters Chase                 Lima, OH                                   138       1,246            -         863
Hunter Ridge                  Jonesboro, GA                            2,564      19,675            -         396
Huron Estates                 Flint, MI                                  354       1,882           78         505

Indian Rocks                  Clearwater, FL                             441       1,032            -          87

Jade Isle                     Orlando, FL                                273       1,076            -          48
Jurupa Hills                  Riverside, CA                8,511       1,288      11,459            -           -

Knoll Terrace                 Salem, OR                                1,379       2,050            -         324

La Quinta Ridge               Indio, CA                                1,013       1,873            -         463
Lake in the Hills             Auburn Hills, MI                           952       6,389            -         105
Lakeland Harbor               Lakeland, FL                               875           -            -       3,407
Lakeland Junction             Lakeland, FL                               471         972            -         139
Lakes at Leesburg             Leesburg, FL                 9,089       1,178           -           39       3,617
Lakeside Terrace              Fruitland Park, FL                         964       4,631            -          17
Lakewood                      Montgomery, AL                             931       2,107            -       1,010
Lakewood Estates              Davenport, LA                              442       1,210            -         365
Lamplighter GA                Marietta, GA                 8,733       1,724      13,114            -          34
Land O'Lakes                  Orlando, FL                                472       2,507            -         113
Landmark Village              Fairburn, GA                             2,539       4,352            -         533
Leisure Woods 0 Rockland      Rockland, MA                               791      14,326            -         166
Leisure Woods 0 Tauton        Tauton, MA                                 256       2,780          162       2,362
Leisure World                 Weslaco, TX                                228       1,639            -         122
Leonard Gardens               Walker, MI                                  94           -          175       5,683
Longview, CO                  Longmont, CO                             1,604      14,288            -           -
Los Ranchos                   Apple Valley, CA             1,982       1,556       6,299           14          13

Macomb                        Macomb Township, MI         35,955       1,459           -        1,182      14,804

                                                                   Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/01                              Date of
                                                         --------------------------------
                                                                   Depreciable                  Accumulated   Construction (C)
Community                     Location                    Land     Property       Total         Depreciation  Acquisition (A)
------------------------------------------------------------------------------------------------------------  ----------------
Homestead Ranch               McAllen, TX                     195       1,283          1,478           327    1997(A)
Hoosier Estates               Lebanon, IN                   1,008       4,435          5,443           129    2001(A)
Howell                        Howell, MI                      496       2,895          3,391         2,453    1972(C)
Hunters Chase                 Lima, OH                        138       2,109          2,247           512    1997(A)
Hunter Ridge                  Jonesboro, GA                 2,564      20,071         22,635           669    2001(A)
Huron Estates                 Flint, MI                       432       2,387          2,819           407    1998(A)

Indian Rocks                  Clearwater, FL                  441       1,119          1,560           169    1998(A)

Jade Isle                     Orlando, FL                     273       1,124          1,397           267    1993(A)
Jurupa Hills                  Riverside, CA                 1,288      11,459         12,747           242    2001(A)

Knoll Terrace                 Salem, OR                     1,379       2,374          3,753           582    1993(A)

La Quinta Ridge               Indio, CA                     1,013       2,336          3,349           706    1994(A)
Lake in the Hills             Auburn Hills, MI                952       6,494          7,446         2,430    1994(A)
Lakeland Harbor               Lakeland, FL                    875       3,407          4,282         2,698    1983(C)
Lakeland Junction             Lakeland, FL                    471       1,111          1,582           952    1981(C)
Lakes at Leesburg             Leesburg, FL                  1,217       3,617          4,834         2,540    1984(C)
Lakeside Terrace              Fruitland Park, FL              964       4,648          5,612            97    2001(A)
Lakewood                      Montgomery, AL                  931       3,117          4,048           312    1999(A)
Lakewood Estates              Davenport, LA                   442       1,575          2,017           382    1993(A)
Lamplighter GA                Marietta, GA                  1,724      13,148         14,872           276    2001(A)
Land O'Lakes                  Orlando, FL                     472       2,620          3,092           630    1993(A)
Landmark Village              Fairburn, GA                  2,539       4,885          7,424         1,154    1994(A)
Leisure Woods 0 Rockland      Rockland, MA                    791      14,492         15,283         1,490    1997(A)
Leisure Woods 0 Tauton        Tauton, MA                      418       5,142          5,560           458    1997(A)
Leisure World                 Weslaco, TX                     228       1,761          1,989           421    1994(A)
Leonard Gardens               Walker, MI                      269       5,683          5,952         1,998    1987(C)
Longview, CO                  Longmont, CO                  1,604      14,288         15,892           182    2001(A)
Los Ranchos                   Apple Valley, CA              1,570       6,312          7,882           134    2001(A)

Macomb                        Macomb Township, MI           2,641      14,804         17,445         9,752    1973(C)

                                                                                                 Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                                    Initial Cost to Company       (Improvements)
                                                                    -----------------------  -----------------------
                                                                              Depreciable              Depreciable
Community                     Location                 Encumbrance   Land     Property        Land     Property
------------------------------------------------------------------  --------  -------------  --------  -------------
Maple Grove                   Boise, ID                                  702       2,384            -         369
Maple Ridge                   Manteno, IL                                126           -            -       1,459
Maple Run                     Clio, MI                                 1,632       5,520            -           -
Maple Valley                  Manteno, IL                                338           -            -       4,263
Mariwood                      Indianapolis, IN                           324       2,415            -         301
Marnelle                      Fayetteville, GA               778         464       2,635            -         448
Meadow Park                   Fargo, ND                                  133       1,183            -          87
Meadowbrook                   Ithaca, NY                                 291       4,029            -          89
Midway Estates                Vero Bch., FL                            1,313       2,095            2         222
Misty Winds                   Corpus Christi, TX                       1,068       2,728            -          34
Mosby's Point                 Florence, KY                               608       1,574            2          81
Mountain View                 Henderson, NV               11,926       1,396      21,962            -           6

Northbluff Estates            Austin, TX                               1,096       8,319            -           7
Northwood                     Lewisville, TX               8,935       1,820      15,158            -           6
Norton Shores                 Norton Shores, MI                          103           -          118       4,944
Novi                          Novi, MI                                   896           -          393       5,305

Oak Grove                     Albany, GA                                 418         764            -          55
Oak Hill                      Groveland Township, MI                     115       2,165            -       4,358
Oak Ridge                     South Bend, IN                             615       3,770            -          86
Oak Springs                   Sorrento, FL                               206       1,461            2         525
Oakcrest Pointe               San Antonio, TX                          1,188       6,676            -           -
Oakley Point                  Moncks Corner, SC                                                     -           7
Oakwood Forest                Greensboro, NC                           1,111       3,843            -         519
Old Orchard                   Davison, MI                                210         182            -       2,671
One Hundred Oaks              Fultondale, AL                             345       1,839            -         113
Onion Creek                   Austin, TX                               1,072       6,983            -           -
Orange Lake                   Clermont, FL                               246          85            1       2,320
Orion                         Orion Township, MI                         422         198          721       5,400

Palm Beach Colony             West Palm Beach, FL                        691       1,962            -         325
Palm Valley                   Oviedo, FL                  11,887       2,568      21,995            -         140

                                                                   Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/01
                                                         --------------------------------                     Date of
                                                                   Depreciable                  Accumulated   Construction (C)
Community                     Location                    Land     Property       Total         Depreciation  Acquisition (A)
----------------------------------------------------   -----------------------------------------------------  ----------------
Maple Grove                   Boise, ID                       702       2,753          3,455           630    1993(A)
Maple Ridge                   Manteno, IL                     126       1,459          1,585           401    1997(A)
Maple Run                     Clio, MI                      1,632       5,520          7,152           464    1998(C)
Maple Valley                  Manteno, IL                     338       4,263          4,601         1,109    1997(A)
Mariwood                      Indianapolis, IN                324       2,716          3,040           642    1993(A)
Marnelle                      Fayetteville, GA                464       3,083          3,547           746    1997(A)
Meadow Park                   Fargo, ND                       133       1,270          1,403           389    1994(A)
Meadowbrook                   Ithaca, NY                      291       4,118          4,409           908    1993(A)
Midway Estates                Vero Bch., FL                 1,315       2,317          3,632           546    1993(A)
Misty Winds                   Corpus Christi, TX            1,068       2,762          3,830            58    2001(A)
Mosby's Point                 Florence, KY                    610       1,655          2,265           401    1993(A)
Mountain View                 Henderson, NV                 1,396      21,968         23,364           462    2001(A)

Northbluff Estates            Austin, TX                    1,096       8,326          9,422           175    2001(A)
Northwood                     Lewisville, TX                1,820      15,164         16,984           320    2001(A)
Norton Shores                 Norton Shores, MI               221       4,944          5,165         3,424    1978(C)
Novi                          Novi, MI                      1,289       5,305          6,594         4,730    1973(C)

Oak Grove                     Albany, GA                      418         819          1,237           196    1993(A)
Oak Hill                      Groveland Township, MI          115       6,523          6,638         3,092    1983(A)
Oak Ridge                     South Bend, IN                  615       3,856          4,471           715    1998(A)
Oak Springs                   Sorrento, FL                    208       1,986          2,194         1,477    1981(A)
Oakcrest Pointe               San Antonio, TX               1,188       6,676          7,864           141    2001(A)
Oakley Point                  Moncks Corner, SC                 -           7              7             1    2000(C)
Oakwood Forest                Greensboro, NC                1,111       4,362          5,473         1,057    1993(A)
Old Orchard                   Davison, MI                     210       2,853          3,063           410    1988(A)
One Hundred Oaks              Fultondale, AL                  345       1,952          2,297           477    1997(A)
Onion Creek                   Austin, TX                    1,072       6,983          8,055           263    1999(C)
Orange Lake                   Clermont, FL                    247       2,405          2,652         1,251    1988(A)
Orion                         Orion Township, MI            1,143       5,598          6,741         3,559    1986(A)

Palm Beach Colony             West Palm Beach, FL             691       2,287          2,978           944    1983(A)
Palm Valley                   Oviedo, FL                    2,568      22,135         24,703           464    2001(A)

                                                                                                 Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                                    Initial Cost to Company       (Improvements)
                                                                    -----------------------  -----------------------
                                                                              Depreciable              Depreciable
Community                     Location                 Encumbrance   Land     Property        Land     Property
------------------------------------------------------------------  --------  -------------  --------  -------------
Paradise Village              Albany, GA                                 340         918            -          56
Parkwood Communities          Wildwood, FL                 3,569       2,792       8,873            -          43
Pedaler's Pond                Lake Wales, FL                             350         285            -       2,265
Pendleton                     Indianapolis, IN                           122         964            -         114
Pine Lakes                    Lapeer, MI                               1,983       7,822            -           -
Pine Lakes Ranch              Thornton,CO                              2,463      10,379            -         445
Pinecrest Village             Shreveport, LA                              93         719            -         604
Pinelake Gardens              Stuart, FL                   7,340       2,128      11,414            -          25
Pinellas Cascades             Clearwater, FL                           1,747       2,313            -          97
Pinewood                      Columbus, MI                             1,242      10,070           57         408
Pleasant Ridge                Lansing, MI                                915       3,898          122          59
Pooles Manor                  Ellenwood, GA                              776       3,050            -           3
Prarie Greens                 Frederick, CO                                                         3          22
Presidents Park               Grand Forks, ND                            258       1,283            -         377

Redwood Estates               Thornton,CO                              2,473      10,044            -         341
Regency Lakes                 Winchester, VA                             423       3,705            -       2,667
Riverview                     Portland, OR                               537       1,942            -         123
Rosemount Woods               Minneapolis/St. Paul, MN                   475       4,297            -          42
Royal Estates                 Kalamazoo, MI                            1,015       2,475            -          81

Saddlebrook                   N. Charleston, SC                        1,284       5,497            -          46
Science City                  Midland, MI                                870       1,760            -         100
Shadow Hills                  Orlando, FL                              2,680      11,148            -           4
Shadowood                     Acworth, GA                  8,336       2,024      12,669            -          25
Shady Lane                    Clearwater, FL                             324       1,574            -          36
Shady Oaks                    Clearwater, FL                             750       6,967            -          36
Shady Village                 Clearwater, FL                             468       3,179            -          42
Shenandoah                    Boise, ID                                  443       2,528            -         226
Shenandoah Village            Sicklerville, NJ             6,159       1,436      10,306            -           6
Sherwood                      Marion, IN                                 264       1,175            -         948
Skyway                        Indianapolis, IN                           178       1,366            -         168
Smokecreek                    Snelville, GA                            1,056       4,378            -           2

                                                                   Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/01
                                                         --------------------------------                     Date of
                                                                   Depreciable                  Accumulated   Construction (C)
Community                     Location                    Land     Property       Total         Depreciation  Acquisition (A)
----------------------------------------------------   -----------------------------------------------------  ----------------
Paradise Village              Albany, GA                      340         974          1,314           250    1993(A)
Parkwood Communities          Wildwood, FL                  2,792       8,916         11,708           187    2001(A)
Pedaler's Pond                Lake Wales, FL                  350       2,550          2,900         1,465    1990(A)
Pendleton                     Indianapolis, IN                122       1,078          1,200           241    1993(A)
Pine Lakes                    Lapeer, MI                    1,983       7,822          9,805           664    1998(C)
Pine Lakes Ranch              Thornton,CO                   2,463      10,824         13,287         2,641    1997(A)
Pinecrest Village             Shreveport, LA                   93      1,323           1,416           310    1997(A)
Pinelake Gardens              Stuart, FL                    2,128      11,439         13,567           243    2001(A)
Pinellas Cascades             Clearwater, FL                1,747       2,410          4,157           566    1993(A)
Pinewood                      Columbus, MI                  1,299      10,478         11,777         1,982    1998(A)
Pleasant Ridge                Lansing, MI                   1,037       3,957          4,994           766    1998(A)
Pooles Manor                  Ellenwood, GA                   776       3,053          3,829            64    2001(A)
Prarie Greens                 Frederick, CO                     3          22             25             2    2001(A)
Presidents Park               Grand Forks, ND                 258       1,660          1,918           402    1994(A)

Redwood Estates               Thornton,CO                   2,473      10,385         12,858         2,540    1997(A)
Regency Lakes                 Winchester, VA                  423       6,372          6,795         1,328    1997(A)
Riverview                     Portland, OR                    537       2,065          2,602           492    1993(A)
Rosemount Woods               Minneapolis/St. Paul, MN        475       4,339          4,814           532    1994(A)
Royal Estates                 Kalamazoo, MI                 1,015       2,556          3,571           632    1993(A)

Saddlebrook                   N. Charleston, SC             1,284       5,543          6,827         1,077    1998(A)
Science City                  Midland, MI                     870       1,860          2,730           466    1993(A)
Shadow Hills                  Orlando, FL                   2,680      11,152         13,832           235    2001(A)
Shadowood                     Acworth, GA                   2,024      12,694         14,718           267    2001(A)
Shady Lane                    Clearwater, FL                  324       1,610          1,934           304    1998(A)
Shady Oaks                    Clearwater, FL                  750       7,003          7,753         1,350    1998(A)
Shady Village                 Clearwater, FL                  468       3,221          3,689           331    1998(A)
Shenandoah                    Boise, ID                       443       2,754          3,197           634    1994(A)
Shenandoah Village            Sicklerville, NJ              1,436      10,312         11,748           221    2001(A)
Sherwood                      Marion, IN                      264       2,123          2,387           464    1998(A)
Skyway                        Indianapolis, IN                178       1,534          1,712           356    1993(A)
Smokecreek                    Snelville, GA                 1,056       4,380          5,436            93    2001(A)

                                                                                                 Cost Capitalized
                                                                                             Subsequent to Acquisition
                                                                    Initial Cost to Company       (Improvements)
                                                                    -----------------------  -----------------------
                                                                              Depreciable              Depreciable
Community                     Location                 Encumbrance   Land     Property        Land     Property
------------------------------------------------------------------  --------  -------------  --------  -------------
South Oaks                    Palmetto, GA                 1,817         885       1,755            -           -
Southwind                     Naples, FL                               1,476       3,463            -         157
Spring Brook                  Utica, MI                    4,509       1,209      10,928            -         110
Springfield Farms             Brookline, MO                            1,698       2,157            -       2,152
Starlight Ranch               Orlando, FL                              5,597       8,859            -         452
Steeple Chase                 Battle Creek, MI                                                      -           -
Stone Mountain                Stone Mounatain, GA          7,228       1,416      10,574            -          14
Stonegate Austin              Austin, TX                               1,436      11,218            -          57
Stonegate Pines               Arlington, TX                              644       3,395            -           -
Stonegate, LA                 Shreveport, LA                             160         642            -         117
Suburban Woods                Union City, GA                             920       4,129            -           5
Sun Valley                    Jackson, MI                                606       2,514            9         107
Sunny South                   Boynton Beach, FL            7,334       1,276      11,308            -          58
Sunset Palms                  Boynton Beach, FL                                                     1           5
Swan Creek                    Ann Arbor, MI                              882       9,709            -          43

Tara Woods                    N. Ft Myers, FL                          2,124      13,345            -           8
Tarpon Glen                   Clearwater, FL                             510       2,893            -         106
Terrace Heights               Dubuque, IA                                919       2,413            -         297
The Colony                    Rancho Mirage, CA            4,725       2,259       4,745            -         151
The Glen                      Rockland, MA                               261         252            -         637
The Homestead                 McAllen, TX                    473         100         742            -         238
The Mill (Pooles Rex)         Rex, GA                                    600       2,283            -           9
The Orchard                   Sanat Rosa, CA               7,886       2,794       6,363            -          61
Tierra West                   Albuquerque, NM                          2,612      10,249            -           -
Timber Heights                Davison, MI                                274           -          119       6,703
Torrey Hills                  Flint, MI                                  346         205            -       5,162
Town & Country, FL            Orlando, FL                                245         896            -          15
Trails End                    Weslaco, TX                                260       1,804            -         223
Twenty Nine Pines             St. Paul, MN                               317       2,859            -           -
Twin Pines                    Goshen, IN                                 197       1,934            -         244

Universtiy Village            Orlando, FL                              1,920      10,599            -           -

                                                                   Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/01                              Date of
                                                         --------------------------------
                                                                   Depreciable                  Accumulated   Construction (C)
Community                     Location                    Land     Property       Total         Depreciation  Acquisition (A)
------------------------------------------------------------------------------------------------------------  ----------------
South Oaks                    Palmetto, GA                    885       1,755          2,640            97    2000(A)
Southwind                     Naples, FL                    1,476       3,620          5,096           880    1993(A)
Spring Brook                  Utica, MI                     1,209      11,038         12,247         2,143    1998(A)
Springfield Farms             Brookline, MO                 1,698       4,309          6,007           812    1997(A)
Starlight Ranch               Orlando, FL                   5,597       9,311         14,908         2,228    1997(A)
Steeple Chase                 Battle Creek, MI                  -           -              -             -    2000(C)
Stone Mountain                Stone Mounatain, GA           1,416      10,588         12,004           223    2001(A)
Stonegate Austin              Austin, TX                    1,436      11,275         12,711           235    2001(A)
Stonegate Pines               Arlington, TX                   644       3,395          4,039            72    2001(A)
Stonegate, LA                 Shreveport, LA                  160         759            919           239    1993(A)
Suburban Woods                Union City, GA                  920       4,134          5,054            87    2001(A)
Sun Valley                    Jackson, MI                     615       2,621          3,236           506    1998(A)
Sunny South                   Boynton Beach, FL             1,276      11,366         12,642           239    2001(A)
Sunset Palms                  Boynton Beach, FL                 1           5              6             4    2001(A)
Swan Creek                    Ann Arbor, MI                   882       9,752         10,634         1,879    1998(A)

Tara Woods                    N. Ft Myers, FL               2,124      13,353         15,477           329    2001(A)
Tarpon Glen                   Clearwater, FL                  510       2,999          3,509           322    1998(A)
Terrace Heights               Dubuque, IA                     919       2,710          3,629           638    1993(A)
The Colony                    Rancho Mirage, CA             2,259       4,896          7,155         1,148    1994(A)
The Glen                      Rockland, MA                    261         889          1,150           133    1997(A)
The Homestead                 McAllen, TX                     100         980          1,080           223    1997(A)
The Mill (Pooles Rex)         Rex, GA                         600       2,292          2,892            49    2001(A)
The Orchard                   Sanat Rosa, CA                2,794       6,424          9,218         1,435    1994(A)
Tierra West                   Albuquerque, NM               2,612      10,249         12,861           218    2001(A)
Timber Heights                Davison, MI                     393       6,703          7,096         1,306    1996(A)
Torrey Hills                  Flint, MI                       346       5,367          5,713           665    1987(A)
Town & Country, FL            Orlando, FL                     245         911          1,156           215    1993(A)
Trails End                    Weslaco, TX                     260       2,027          2,287           461    1994(A)
Twenty Nine Pines             St. Paul, MN                    317       2,859          3,176           732    1994(A)
Twin Pines                    Goshen, IN                      197       2,178          2,375           524    1993(A)

Universtiy Village            Orlando, FL                   1,920      10,599         12,519           230    2001(A)

                                                                                                       Cost Capitalized
                                                                                                   Subsequent to Acquisition
                                                                          Initial Cost to Company       (Improvements)
                                                                          -----------------------  -------------------------
                                                                                    Depreciable              Depreciable
Community                     Location                       Encumbrance   Land     Property        Land     Property
------------------------------------------------------------------------  --------  -------------  --------  ---------------
Valley Vista                  Grand Rapids, MI                   1,504         411       2,791            -           148
Vance                         Columbus, OH                                     200         993            -           424
Villa                         Flint, MI                                        128         332            -         2,793
Village Green                 Vero Beach, FL                    13,666       3,120      17,713            -           292

Westbrook                     Detroit, MI                                      190       2,451            3         5,815
Westpark                      Wickenburg, AZ                                   888       4,356            -            10
Whispering Pines              Clearwater, FL                                 4,208       4,071            -           292
Willo Arms                    Cleveland, OH                                    473       2,146            -            89
Winter Haven Oaks             Winter Haven, FL                                 490         705          362         1,396
Winter Paradise RV            Hudson, FL                                       300       1,593            -           411
Woodlake                      Greensboro, NC                                   924       6,311           12           216
Woodlands of Kennesaw         Kennesaw, GA                                   1,092       7,989            -            15

Yankee Springs                Grand Rapids, MI                                 948       5,360           78           767
Yorktowne                     Sharonville, OH                                2,130       6,311            -           357

Difference between allocated purchase price and historical
   cost of properties acquired in the ROC Acquistion
----------------------------------------------------------------------    --------  -------------  --------    -------------
                                                              $285,653    $203,242  $1,003,092     $ 10,345    $  301,984
                                                            ==========    ========  =============  ========    =============

                                                                   Gross Amount
                                                               Carried at Close of
                                                                 Period 12/31/01
                                                         --------------------------------                     Date of
                                                                   Depreciable                  Accumulated   Construction (C)
Community                     Location                    Land     Property       Total         Depreciation  Acquisition (A)
-----------------------------------------------------  -----------------------------------------------------  ----------------
Valley Vista                  Grand Rapids, MI                411       2,939          3,350           532    1998(A)
Vance                         Columbus, OH                    200       1,417          1,617           251    1993(A)
Villa                         Flint, MI                       128       3,125          3,253         2,547    1984(A)
Village Green                 Vero Beach, FL                3,120      18,005         21,125           377    2001(A)

Westbrook                     Detroit, MI                     193       8,266          8,459         1,159    1996(C)
Westpark                      Wickenburg, AZ                  888       4,366          5,254            93    2001(A)
Whispering Pines              Clearwater, FL                4,208       4,363          8,571         1,027    1993(A)
Willo Arms                    Cleveland, OH                   473       2,235          2,708           550    1993(A)
Winter Haven Oaks             Winter Haven, FL                852       2,101          2,953           279    1988(A)(C)
Winter Paradise RV            Hudson, FL                      300       2,004          2,304           182    1998(A)
Woodlake                      Greensboro, NC                  936       6,527          7,463         1,250    1998(A)
Woodlands of Kennesaw         Kennesaw, GA                  1,092       8,004          9,096           168    2001(A)

Yankee Springs                Grand Rapids, MI              1,026       6,127          7,153         1,145    1998(A)
Yorktowne                     Sharonville, OH               2,130       6,668          8,798         1,649    1997(A)

Difference between allocated purchase price and historical
   cost of properties acquired in the ROC Acquistion          959     176,178        177,137        37,216
------------------------------------------------------------------------------------------------------------
                                                         $214,546  $1,481,254 *   $1,695,800 *    $287,709 *
                                                         ===================================================

*-includes rental property and rental properties held for sale

                                  SCHEDULE III
                                    Continued

                            CHATEAU COMMUNITIES, INC.

               REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

The changes in total real estate for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                    2001             2000              1999
                                ------------     -------------    -------------

Balance, beginning of year      $  1,132,493     $   1,055,450    $   1,026,509
Acquisitions                         563,088             7,577           14,808
Improvements                          34,678            69,466           25,105
Dispositions and other               (43,585)                -          (10,972)
                                ------------     -------------    -------------

Balance, end of year            $  1,686,674     $   1,132,493    $   1,055,450
                                ============     =============    =============



The change in accumulated depreciation for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                    2001             2000              1999
                                ------------     -------------    -------------


Balance, beginning of year       $   235,653     $     192,015    $     151,260
Depreciation for the year             57,650            43,638           41,422
Dispositions and other                (8,094)                -             (667)
                                ------------     -------------    -------------
Balance, end of year                 285,209           235,653          192,015
                                ============     =============    =============