Form 10-Q
period 2002-03-31
CHATEAU COMMUNITIES INC
filed 2002-05-15
CIK 912393

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding on May 6, 2002 was 29,201,884 shares.

                            CHATEAU COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                   Pages
                                                                                  ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Statements of Income for the Three Months
               Ended March 31, 2002 and 2001                                           1

           Condensed Consolidated Balance Sheets as of March 31, 2002 and
               December 31, 2001                                                       2

           Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2002 and 2001                                           3

           Notes to Condensed Consolidated Financial Statements                    4 - 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                              8 - 11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 12

PART II.   OTHER INFORMATION                                                          13

SIGNATURE                                                                             19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            CHATEAU COMMUNITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                                 2002       2001
                                                -------    -------
Revenues:
   Rental income                                $66,098    $48,612
   Interest income                                2,751      2,392
   Management fee and other income                  468        739
                                                -------    -------
                                                 69,317     51,743

Expenses:
   Property operating and maintenance            19,920     13,892
   Real estate taxes                              4,525      3,435
   Depreciation and amortization                 16,897     11,948
   Administrative                                 3,367      2,069
   Interest and related amortization             16,795      9,064
                                                -------    -------
                                                 61,504     40,408
                                                -------    -------

Income before gain/loss on sale of properties     7,813     11,335

Gain/loss on sale of properties                   1,164         --
                                                -------    -------
Income before minority interests                  8,977     11,335

Less income allocated to minority interests:
   Preferred OP Units                             1,523      1,523
   Common OP Units                                1,246      1,098
                                                -------    -------

Net income available to common shareholders     $ 6,208    $ 8,714
                                                =======    =======

Per share/OP Unit information:

   Basic earnings per common share              $  0.21    $  0.30
                                                =======    =======

   Diluted earnings per common share            $  0.21    $  0.30
                                                =======    =======

    The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          March 31,    December 31,
                                                                             2002          2001
                                                                         (unaudited)
                                                                         -----------   ------------
                                     ASSETS
Rental property:
   Land                                                                  $  205,638    $  205,416
   Land and improvements for expansion sites                                115,149       112,821
   Depreciable property, net                                              1,378,602     1,375,063
                                                                         ----------    ----------
                                                                          1,699,389     1,693,300
      Less:  accumulated depreciation                                       302,391       285,209
                                                                         ----------    ----------

      Net rental property                                                 1,396,998     1,408,091

Cash and cash equivalents                                                       865            61
Rents and other receivables, net                                              5,979        17,591
Notes receivable                                                             41,544        45,514
Investments in and advances to affiliates                                   112,647       108,674
Prepaid expenses and other assets                                            11,632        11,942
                                                                         ----------    ----------

            Total assets                                                 $1,569,665    $1,591,873
                                                                         ==========    ==========

                                   LIABILITIES

Debt                                                                     $1,020,627    $1,053,436
Accrued interest payable                                                     13,207        10,668
Accounts payable and accrued expenses                                        19,502        24,387
Rents received in advance and security deposits                              16,784        12,749
Dividends and distributions payable                                          20,054           760
                                                                         ----------    ----------

            Total liabilities                                             1,090,174     1,102,000

Minority interests in Operating Partnership                                 143,523       144,919

                              SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 2 million shares authorized;
   no shares issued or outstanding                                               --            --
Common stock, $.01 par value, 90 million shares authorized;
   29,194,881 and 29,188,440, shares issued and outstanding at
   March 31, 2002 and December 31, 2001, respectively                           292           292
Additional paid-in capital                                                  499,326       499,068
Dividends in excess of accumulated earnings                                (144,021)     (134,158)
Accumulated other comprehensive income                                       (6,297)       (6,516)
Notes receivable from officers, 550,599 and 577,432 shares outstanding
   at March 31, 2002 and December 31, 2001, respectively                    (13,332)      (13,732)
                                                                         ----------    ----------
      Total shareholders' equity                                            335,968       344,954
                                                                         ----------    ----------

         Total liabilities and shareholders' equity                      $1,569,665    $1,591,873
                                                                         ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                            CHATEAU COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                         Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          2002       2001
                                                        --------   --------
Cash flows from operating activities:
   Net income                                           $  6,208   $  8,714
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Gain on sale of properties                              1,164         --
   Income attributed to minority interests                 1,246      1,098
   Depreciation and amortization                          16,897     11,948
   Amortization of debt issuance costs                       735        181
   Decrease in operating assets                           13,587      2,675
   (Decrease) increase in operating liabilities            1,573     (1,256)
                                                        --------   --------

      Net cash provided by operating activities           41,410     23,360

Cash flows from investing activities:
   Disposition of rental properties                        6,232         --
   Additions to rental property and equipment             (8,576)    (6,293)
   Investment in and advances to affiliates               (4,162)    (3,509)
   Advances (payments) on notes receivable, net              233     (1,197)
                                                        --------   --------

      Net cash used in investing activities               (6,273)   (10,999)

Cash flows from financing activities:
   Borrowings on line of credit                           32,454     16,435
   Payments on line of credit                            (64,098)   (26,076)
   Principal payments on debt                             (1,165)      (622)
   Payment of debt issuance costs                         (1,612)        --
   Exercise of common stock options and other                 88      1,671
                                                        --------   --------

      Net cash used in financing activities              (34,333)    (8,592)
                                                        --------   --------

Increase in cash and cash equivalents                        804      3,769
Cash and cash equivalents, beginning of period                61         99
                                                        --------   --------
Cash and cash equivalents, end of period                $    865   $  3,868
                                                        ========   ========

Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in
   connection with acquisitions/development             $    698   $    421
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

                            CHATEAU COMMUNITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

1.   Background and Basis of Presentation:
     ------------------------------------

     Background -

     Chateau Communities, Inc. is a real estate investment trust ("REIT") formed in 1993. We are engaged in owning and operating manufactured housing community properties, primarily through our Operating Partnership, CP Limited Partnership. As of March 31, 2002, our portfolio consisted of 214 properties, containing an aggregate of 69,990 homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 38 properties, containing an aggregate of 8,118 homesites.

     We have prepared the accompanying interim financial statements in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.   Acquisition of CWS:
     ------------------

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

     In connection with the CWS Acquisition, the following related transactions occurred:

          . As of August 2, 2001, certain limited partners in the CWS operating partnership ("CWS OP") amended their $26 million loans and agreed to, among other things, replace the collateral with a proportionate amount of OP Units, provide for an initial purchase price for such OP Units subject to our repurchase option at $27.17 per OP Unit, eliminate our right to exercise this repurchase option in the event of a prepayment of these loans in full prior to January 1, 2003 and lower the exercise price of this repurchase option in the event that certain distributions are made to the borrowers. The maturity dates of these loans vary between June 14, 2009 and September 26, 2010. These loans bear initial interest rates of 6.25% or 6.5%, increasing at increments of 25 basis points on each anniversary of each loan, but not to exceed 7.5%, and are included in Notes Receivable in the accompanying consolidated condensed balance sheet as of March 31, 2002.

          . We agreed to issue to the holders of the 7.5% Notes, an aggregate of 309,371 OP Units, for an aggregate purchase price of approximately $9.6 million paid to us through the issuance of 7.5% promissory notes due 2010 secured by the OP Units held by the obligor. As of March 31, 2002, we have issued $9,570,000 of such notes/OP Units and the notes are included in Notes Receivable in the accompanying consolidated condensed balance sheet as of March 31, 2002.

                            CHATEAU COMMUNITIES, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. Continued
                                   (Unaudited)

--------------------------------------------------------------------------------

     The total CWS purchase price and liabilities assumed was allocated as follows:

     Rental property               $519,691
     Net working capital             32,299
                                   --------
                                   $551,990
                                   --------

     The following unaudited pro forma income statement information as of March 31, 2001 has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2001. In addition, the pro forma information is presented as if the disposition of certain CWS properties by us in 2001 had occurred on January 1, 2001. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS Acquisition had been consummated on January 1, 2001.

     (in thousands, except per share data)

     Revenues                                                            $66,014

     Total expenses *                                                     57,687
                                                                         -------
     Net income**                                                        $ 8,327
                                                                         =======
     Earning per share - basic                                           $  0.24
                                                                         =======
     Earnings per share - diluted                                        $  0.24
                                                                         =======
     Weighted average common shares and OP Units outstanding - basic      34,293
                                                                         =======
     Weighted average common shares and OP Units outstanding - diluted    34,493
                                                                         =======

     ----------
     * includes depreciation of $17,000

     ** After gain on sale of properties and allocation to Preferred OP Units. Assumes all OP Units are exchanged for common stock

3.   Rental Property:
     ---------------

     In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. As of March 31, 2002, we have sold 10 properties for approximately $48 million. Of the total disposition amount, $6.2 million, consisting of 3 properties, occurred during the three-month period ended March 31, 2002. None of our properties included in our disposition plan met the held-for-sale criteria at March 31, 2002.

4.   Comprehensive Income:
     --------------------

     Accumulated other comprehensive income includes a cumulative effect of derivative securities from the adoption of FAS 138. Also included in accumulated other comprehensive income is a $7.1 million loss related to the issuance of Senior Notes in 2001. Total comprehensive income for the three months ended March 31, 2002 is summarized as follows (in thousands):

     Net income before minority interests                $8,977
     Less: amortization of deferred hedge losses           (219)
                                                         ------
     Total comprehensive income                          $8,758
                                                         ------

5.   Common Stock and Related Transactions:
     -------------------------------------

     On February 21, 2002, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of March 29, 2002. The dividend/distribution was paid April 15, 2002 and is included in dividends/distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 2002.

                            CHATEAU COMMUNITIES, INC.

                                   (Unaudited)

--------------------------------------------------------------------------------

     Basic and diluted earnings per share ("EPS") are summarized in the following table:

                                                                For the Three Months Ended
                                                                         March 31,
                                                                --------------------------
     (In thousands, except per share data)                            2002       2001
                                                                    -------    -------
     Basic EPS:
        Income (1)                                                  $ 7,454    $ 9,812
                                                                    =======    =======

        Weighted average common shares outstanding                   29,185     28,576
        Weighted average common OP Units outstanding                  5,857      3,602
                                                                    -------    -------
        Weighted average common shares and OP Units - Basic          35,042     32,178
                                                                    =======    =======

        Per Share                                                   $  0.21    $  0.30
                                                                    =======    =======

     Diluted EPS:
        Income (1)                                                  $ 7,454    $ 9,812
                                                                    =======    =======

        Weighted average common shares outstanding                   29,185     28,576
        Weighted average common OP Units outstanding                  5,857      3,602
        Employee stock options                                          159        226
                                                                    -------    -------

        Weighted average common shares and OP Units - Diluted        35,201     32,404
                                                                    =======    =======

        Per Share                                                   $  0.21    $  0.30
                                                                    =======    =======

     (1) Represents income before minority interest less the income allocated to the Preferred OP Units

6.   Financing:
     ---------

     The following table sets forth certain information regarding our debt at March 31, 2002.

                                   Weighted Average                   Principal
     (In thousands)                  Interest Rate    Maturity Date    Balance
                                   ----------------   -------------   ----------

     Fixed rate mortgage debt            7.63%         2002 - 2011    $  284,485
     Unsecured Senior Notes              7.47%         2003 - 2021       470,000
     Unsecured Installment Notes         7.50%             2012            9,942
     Acquisition Facility                3.37%             2002          145,800
     Unsecured lines of credit           2.88%             2004          110,400
                                                                      ----------
                                                                      $1,020,627
                                                                      ==========

7.   Related Party Transactions:
     --------------------------

     Included in management fee and other income is $815,000 and $867,000 of management, advisory and transaction fee income received from N'Tandem Trust for the three months ended March 31, 2002 and 2001, respectively.

                            CHATEAU COMMUNITIES, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. Continued
                                   (Unaudited)

--------------------------------------------------------------------------------

8.   New Accounting Standard:
     -----------------------

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations at the date of adoption. Properties meeting the held-for-sale criteria during 2002 will be treated as discontinued operations under the standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report. Certain information and statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including site expansions, acquisitions, dispositions, development and other new business initiatives which are all subject to a number of contingency factors such as the effects of national and local economic conditions, changes in interest rates, supply and demand for affordable housing and the condition of the capital markets that may prevent us from achieving our objectives.

Overview

In August 2001, we purchased CWS Communities Trust, a private real estate investment trust ("CWS") for $552 million. The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,500 expansion sites and three RV communities in 11 states. This transaction extended our leading position in the manufactured housing community sector, making us substantially larger than our next largest REIT competitor in our sector.

As of March 31, 2002, our portfolio comprised 214 manufactured home communities containing 69,990 manufactured homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 38 properties, containing an aggregate of 8,118 homesites.

Since our organization, we have elected to qualify as a REIT under the Internal Revenue Code and thus do not generally pay Federal corporate income taxes on earnings to the extent that such earnings are distributed to our shareholders in accordance with REIT requirements.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three months ended March 31, 2002 and 2001. We consider all communities owned by us at both the beginning of the period and the end of the period as our "Core Portfolio."

                                                      Core Portfolio         Total
                                                    -----------------   -----------------
                                                      2002      2001      2002      2001
                                                    -------   -------   -------   -------
Dollars in thousands, except per site information

As of March 31,
-------------------------------------------------
Number of communities                                   167       167       214       172
Total manufactured homesites                         52,608    52,290    69,990    53,398
Occupied sites                                       46,352    46,901    61,733    47,795
Occupancy                                              88.1%     89.7%     88.2%     89.5%

For the three months ended March 31,
-------------------------------------------------
Rental income                                       $49,364   $47,949   $66,098   $48,612
Property operating expenses                         $16,787   $17,081   $24,445   $17,327
Net operating income                                $32,577   $30,868   $41,653   $31,285
Weighted average monthly rent per site              $   340   $   327   $   344   $   324

Comparison of three months ended March 31, 2002 to three months ended March 31, 2001

For the three months ended March 31, 2002, income before minority interests was $8,977,000, a decrease of $2,358,000 from the three months ended March 31, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS, offset somewhat by the increase in operating income from the acquisition properties and core portfolio and the gain on sale of properties.

Rental revenue for the three months ended March 31, 2002 was $66,098,000 an increase of $17,486,000 from the three months ended March 31, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Core Portfolio.

As of March 31, 2002, occupancy in our stabilized portfolio was 92.6 percent. The active expansion portfolio had occupancy of 78.5 percent, while our greenfield development portfolio had occupancy of 34.8 percent, for a total occupancy of 88.2 percent. On a per-site basis, weighted monthly rental revenue for the three months ended March 31, 2002 was $344 compared with $324 for the same period in 2001, an increase of 6 percent.

Management fee and other income primarily include management and transaction fee income for the management of 38 manufactured home communities and equity earnings from our taxable REIT subsidiary, Community Sales, Inc. ("CSI").

Included in interest and management fee income are amounts from N'Tandem Trust ("N'Tandem"). We own approximately ten percent of N'Tandem's outstanding equity and have made loans and advances to N'Tandem. We recognized $594,000 and $784,000 of interest income and related fees for the three months ended March 31, 2002 and 2001, respectively. We also recognized $337,000 in advisory fees and $275,000 in management fees for the three months ended March 31, 2002, as compared with $333,000 in advisory fees, $279,000 in management fees, and $255,000 in transaction fees for the three months ended March 31, 2001.

Property operating and maintenance expense for the three months ended March 31, 2002 increased by $6,028,000 or 43.4 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition, which accounted for $4.9 million. The remaining change is due to increases in our Core Portfolio, including increased collection costs, property insurance, healthcare and administrative costs.

Administrative expense for the three months ended March 31, 2002 increased by $1,298,000 from the same period a year ago. Administrative expense in the first quarter of 2002 was 4.9 percent of total revenues as compared to 4.0 percent in the same period of 2001.

Depreciation and amortization expense for the three months ended March 31, 2002, increased $4,949,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the first quarter of 2002 remained relatively unchanged from 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $41,410,000 for the three months ended March 31, 2002, compared with $23,360,000 for the three months ended March 31, 2001. The increase in cash provided by operating activities was due primarily to the increase in net operating income.

Net cash used in investing activities for the three months ended March 31, 2002 was $6,273,000. This amount represents acquisitions, dispositions, investments in and advances to affiliates, lending activity, capital expenditures, and development costs.

During the three months ended March 31, 2002, we invested approximately $3.1 million in the expansion and development of our communities, resulting in the addition of approximately 50 available sites to our portfolio in 2002. This amount also includes finish costs on sites added in prior periods and progress on sites that will be added to our portfolio later in 2002. For the three months ended March 31, 2002, recurring property capital expenditures, other than development costs, were approximately $1.3 million. Capital expenditures have historically been financed out of operating cash flow and it is our intention that such future expenditures will also be financed out of operating cash flow.

In the third quarter of 2001, we began implementing a disposition plan, identifying a number of properties that do not fit strategically with our overall investment portfolio, due to location, proximity to other properties, alternative investment opportunities or other factors. Through this plan, we have sold 10 properties for approximately $48 million as of March 31, 2002. Of the total disposition amount, $6.2 million, consisting of 3 properties, occurred during the three-month period ended March 31, 2002. Due to the timing of the sales, approximately $11 million in proceeds from sales occurring in 2001 was received in January 2002 and was used to pay down the Acquisition Facility. We will continue to evaluate our properties and, depending on market conditions, expect to sell additional communities in 2002.

Net cash used in financing activities for the three months ended March 31, 2002 was $34,333,000. This was due primarily to net payments on our Credit Facilities (discussed below).

We have a line of credit available with BankOne, N.A., acting as lead agent, for $125 million. The term of the facility is three years and bears interest at LIBOR plus 90 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points (together with our BankOne credit facility, "Credit Facilities"). As of March 31, 2002 we had approximately $110.4 million outstanding under our Credit Facilities and had available $22.1 million in additional borrowing capacity.

As of March 31, 2002, the balance on our Acquisition Facility was approximately $146 million. We are currently in discussion with our lender to refinance all or a portion of this facility, which matures in August of 2002, into a term loan facility.

Our principal long term liquidity needs include: repayment of long-term borrowings and amounts outstanding under the Credit Facilities and the Acquisition Facility, future acquisitions of communities, acquisition of land for development, and new and existing community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness, proceeds from the disposition of properties, and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, and depending on our operating performance, borrowings under our Credit Facilities and other lines of credit.

New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance for measuring the amount of impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations at the date of adoption. Properties meeting the held-for-sale criteria during 2002 will be treated as discontinued operations under the standard.

Other

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as consolidated net income without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. We believe that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (3) is not an alternative to cash flow as a measure of liquidity; and (4) may not be comparable to similarly titled measures reported by other REITs.

Our FFO is calculated as follows:

                                                For the Quarter
                                                ended March 31,
                                               -----------------
                                                 2002      2001
                                               -------   -------

Income before minority interest                $ 8,977   $11,335

Plus:
   Depreciation and amortization                16,897    11,948

Less:
   Gain on sale of assets                        1,164        --
   Depreciation expense on corporate assets        442       183
   Distribution on Preferred OP Units            1,523     1,523
                                               -------   -------
FFO                                            $22,745   $21,577
                                               =======   =======

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtedness outstanding as of March 31, 2002:

                                                               Weighted
                                   Amount of    Percent of      Average
         (In thousands)           Indebtdness   Total Debt   Interest Rate   Maturity Date
                                  -----------   ----------   -------------   -------------
Mortgage Debt:

FNMA Mortgage (5 properties)       $  114,661       11%           7.8%            2010
Northwestern  (9 properties)           73,146        7%           7.2%         2009-2010
Other (22 properties)                  96,678        9%           7.6%         2002-2011
                                   ----------       --            ---

   Total Mortgages                    284,485       27%           7.6%

Unsecured Debt:

Unsecured Senior Notes                 20,000        2%           7.5%            2003
Unsecured Senior Notes                 50,000        5%           8.3%            2021
Unsecured Senior Notes                 50,000        5%           8.0%            2003
Unsecured Senior Notes                150,000       15%           7.1%            2011
Unsecured Senior Notes                100,000       10%           8.3%            2005
Unsecured Senior Notes                100,000       10%           6.4%            2004
                                   ----------       --            ---
   Total Unsecured Senior Notes       470,000       47%           7.5%
                                   ----------       --            ---
Unsecured Installment Notes             9,942        1%           7.5%            2012
                                   ----------       --            ---
Total Fixed Rate                      764,427       75%           7.6%

Variable Rate Debt:

Acquisition Facility                  145,800       14%           3.4%            2002
Credit Facilities                     110,400       11%           2.9%            2004
                                   ----------       --

   Total Fixed  and Variable       $1,020,627      100%
                                   ==========

Based on the average amount outstanding under our Acquisition and Credit Facilities for the three months ended March 31, 2002 if the LIBOR rate under these facilities was 100 basis points higher or lower during the three months ended March 31, 2002, then our interest expense (before adjustments for capitalized items), for the period would have increased or decreased by approximately $641,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
          None.

Item 2. Changes in Securities and Use of Proceeds
          Not Applicable.

Item 3. Defaults Upon Senior Securities
          Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5. Other Information

                              Property Information

We classify all our properties in the stable, greenfield development, or active expansion portfolio. The stable portfolio includes communities where we do not have, or have not recently had, expansion of the community. These communities normally have stable occupancy rates. The greenfield development portfolio includes properties where we are developing the community. The active expansion portfolio includes properties where we are currently, or have recently, expanded the community by adding homesites to the available homesites for rent. Generally, both the greenfield and the active expansion portfolios will have a lower occupancy rate than the stable portfolio, as they are in the lease-up phase. In addition, we own three park model/RV communities.

The following table sets forth certain information, as of March 31, 2002, regarding our properties, excluding the three park model/RV communities. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis. This table excludes four of our greenfield properties as there are currently no developed sites.

                                                                                                                         Weighted
                                                                                                                         Average
                                                          Location (Closest      Total      Total Number               Monthly Rent
                     Community                    State      Major City)      Communities     of Sites     Occupancy     per Site
-----------------------------------------------------------------------------------------------------------------------------------
     100 Oaks                                       AL    Fultondale                              230         86.5%       $231.07
(a)  Lakewood                                       AL    Montgomery                              397         48.1%       $197.67
     Green Park South                               AL    Montgomery                              417         91.8%       $278.94
                             Total Alabama                                         3            1,044         74.0%       $246.54
     Westpark                                       AZ    Phoenix                                 201         88.6%       $349.20
                             Total Arizona                                         1              201         88.6%       $349.20
     Bermuda Palms                                  CA    Palm Springs                            185         93.5%       $377.62
     Eastridge                                      CA    San Jose                                187         99.5%       $706.48
     La Quinta Ridge                                CA    Palm Springs                            152         90.1%       $429.38
     The Colony                                     CA    Palm Springs                            220         97.7%       $649.31
     The Orchard                                    CA    San Francisco                           233         99.6%       $662.31
     Green River                                    CA    Los Angeles                             333        100.0%       $736.97
     Jurupa Hills Cascade                           CA    Los Angeles                             322         99.1%       $579.33
     Los Ranchos                                    CA    Los Angeles                             389         73.3%       $350.85
                             Total California                                      8            2,021         93.0%       $573.95
     CV-Denver                                      CO    Denver                                  345         93.9%       $431.66
     CV-Longmont                                    CO    Longmont                                310         98.1%       $430.09
     Friendly Village                               CO    Greeley                                 226         98.2%       $344.49
     Pine Lakes Ranch                               CO    Denver                                  762         98.6%       $394.23
     Redwood Estates                                CO    Denver                                  753         99.3%       $402.47

                                                                                                                         Weighted
                                                                                                                         Average
                                                          Location (Closest      Total      Total Number               Monthly Rent
                     Community                    State      Major City)      Communities     of Sites     Occupancy     per Site
-----------------------------------------------------------------------------------------------------------------------------------
(b)  Prairie Greens                                 CO    Denver                                  139          7.2%       $412.32
     Longview                                       CO    Longmont                                400         99.0%       $418.24
(b)  Antelope Ridge                                 CO    Colorado Springs                        140         49.3%       $355.45
                             Total Colorado                                        8            3,075         91.8%       $403.14
     Cedar Grove                                    CT    New Haven                                60         98.3%       $336.25
     Evergreen                                      CT    New Haven                               102         99.0%       $337.85
     Green Acres                                    CT    New Haven                                64         98.4%       $332.19
     Highland                                       CT    New Haven                                50         96.0%       $351.53
                             Total Connecticut                                     4              276         98.2%       $338.61
     Anchor North                                   FL    Tampa Bay                                93         93.5%       $294.20
     Audubon                                        FL    Orlando                                 280         97.1%       $289.91
     Colony Cove                                    FL    Sarasota                              2,211         98.9%       $390.48
     Conway Circle                                  FL    Orlando                                 111         93.7%       $320.51
     Crystal Lake                                   FL    St. Petersburg                          166         90.4%       $297.71
(a)  Crystal Lakes                                  FL    Tampa                                   330         61.8%       $172.82
     CV-Jacksonville                                FL    Jacksonville                            643         89.6%       $329.42
     Del Tura                                       FL    Fort Myers                            1,344         88.1%       $459.48
     Eldorado Estates                               FL    Daytona Beach                           126         96.0%       $296.76
     Emerald Lake                                   FL    Fort Myers                              201         99.5%       $307.94
     Fairways Country Club                          FL    Orlando                               1,141         99.7%       $318.46
(a)  Foxwood Farms                                  FL    Orlando                                 375         80.0%       $241.55
     Hidden Valley                                  FL    Orlando                                 303         99.0%       $345.99
     Indian Rocks                                   FL    Clearwater                              148         70.3%       $261.06
     Jade Isle                                      FL    Orlando                                 101         93.1%       $348.22
     Lakeland Harbor                                FL    Tampa                                   504         99.8%       $276.74
     Lakeland Junction                              FL    Tampa                                   191        100.0%       $220.06
     Lakes at Leesburg                              FL    Orlando                                 640         99.8%       $289.44
     Land O' Lakes                                  FL    Orlando                                 173         97.1%       $278.91
     Midway Estates                                 FL    Vero Beach                              204         64.2%       $365.98
     Oak Springs                                    FL    Orlando                                 438         72.1%       $263.26
     Orange Lake                                    FL    Orlando                                 242         97.9%       $283.53
     Palm Beach Colony                              FL    West Palm Beach                         285         90.2%       $337.62
     Pedaler's Pond                                 FL    Orlando                                 214         84.1%       $225.93
     Pinellas Cascades                              FL    Clearwater                              238         90.8%       $411.77
     Shady Lane                                     FL    Clearwater                              108         95.4%       $292.91
     Shady Oak                                      FL    Clearwater                              250         97.2%       $348.63
     Shady Village                                  FL    Clearwater                              156         96.2%       $337.22
     Southwind Village                              FL    Naples                                  338         94.4%       $337.66
     Starlight Ranch                                FL    Orlando                                 783         95.3%       $329.14
     Tarpon Glen                                    FL    Clearwater                              170         88.2%       $327.51
     Town & Country                                 FL    Orlando                                  73         91.8%       $355.07
     Whispering Pines                               FL    Clearwater                              392         94.9%       $389.73
     Winter Haven Oaks                              FL    Orlando                                 343         53.6%       $228.74
     Beacon Hill Colony                             FL    Tampa                                   201        100.0%       $251.88
     Beacon Terrace                                 FL    Tampa                                   297         99.7%       $260.64
     Crystal Lake Club                              FL    Tampa                                   599         78.1%       $336.14
     Haselton Village                               FL    Orlando                                 292         98.6%       $273.74
     Lakeside Terrace                               FL    Orlando                                 241         99.6%       $278.52
(a)  Palm Valley                                    FL    Orlando                                 790         81.1%       $364.12
     Parkwood Communities                           FL    Orlando                                 698         95.8%       $192.52
(a)  Pinelake Gardens                               FL    Vero Beach                              532         83.6%       $333.72

                                                                                                                         Weighted
                                                                                               Total                     Average
                                                          Location (Closest      Total         Number                  Monthly Rent
                  Community                       State      Major City)      Communities     of Sites     Occupancy     per Site
-----------------------------------------------------------------------------------------------------------------------------------
     Shadow Hills                                  FL     Orlando                               670          80.0%       $347.69
     Sunny South Estates                           FL     West Palm Beach                       319          95.0%       $410.93
     Tara Woods                                    FL     Tampa                                 531          98.7%       $333.64
     University Village                            FL     Orlando                               480          81.7%       $356.24
     Village Green                                 FL     Vero Beach                            780          99.7%       $348.56
                              Total Florida                                       47         19,745          91.0%       $330.81
     Atlanta Meadows                               GA     Atlanta                                75          97.3%       $276.93
(a)  Butler Creek                                  GA     Augusta                               376          64.9%       $207.67
     Camden Point                                  GA     Kingsland                             268          47.4%       $178.40
     Castlewood Estates                            GA     Atlanta                               334          82.3%       $355.42
     Colonial Coach Estates                        GA     Atlanta                               481          77.1%       $334.48
     Golden Valley                                 GA     Atlanta                               131          93.1%       $318.27
     Landmark                                      GA     Atlanta                               524          87.6%       $305.09
     Marnelle                                      GA     Atlanta                               205          92.7%       $310.68
     South Oaks                                    GA     Atlanta                               295          43.4%       $136.19
     Hunter Ridge                                  GA     Atlanta                               771          93.8%       $329.28
     Four Seasons                                  GA     Atlanta                               214          97.7%       $304.29
     Friendly Village                              GA     Atlanta                               203          97.5%       $378.00
     Lamplighter Village                           GA     Atlanta                               431          96.3%       $359.72
     The Mill                                      GA     Atlanta                               150          88.0%       $272.64
     Pooles Manor                                  GA     Atlanta                               194          80.9%       $319.85
     Shadowood                                     GA     Atlanta                               506          94.3%       $351.35
     Smoke Creek                                   GA     Atlanta                               264          87.5%       $322.69
     Stone Mountain                                GA     Atlanta                               354          92.4%       $372.43
     Suburban Woods                                GA     Atlanta                               216          90.7%       $330.86
     Woodlands of Kennesaw                         GA     Atlanta                               273          91.6%       $391.44
                              Total Georgia                                       20          6,265          84.7%       $322.27
     Lakewood Estates                              IA     Davenport                             180          91.7%       $296.79
     Terrace Heights                               IA     Dubuque                               317          94.3%       $284.70
(b)  Wolf Creek                                    IA     Des Moines                             80           0.0%       $  0.00
                              Total Iowa                                           3            577          80.4%       $289.00
     Coach Royale                                  ID     Boise                                  91          96.7%       $322.36
     Maple Grove Estates                           ID     Boise                                 270          95.6%       $331.81
     Shenandoah Estates                            ID     Boise                                 154          95.5%       $321.42
                              Total Idaho                                          3            515          95.7%       $327.02
     Falcon Farms                                  IL     Moline                                215          88.4%       $274.16
     Maple Ridge/Valley                            IL     Kankakee                              276          98.6%       $295.17
                              Total Illinois                                       3            491          94.1%       $286.53
(a)  Broadmore                                     IN     South Bend                            370          77.6%       $278.55
     Forest Creek                                  IN     South Bend                            167          88.0%       $310.65
(a)  Fountainvue                                   IN     Marion                                120          85.0%       $186.29
     Hickory Knoll                                 IN     Indianapolis                          325          93.2%       $340.49
     Hoosier Estates                               IN     Indianapolis                          288          98.3%       $195.78
     Mariwood                                      IN     Indianapolis                          296          88.5%       $322.51
     Oak Ridge                                     IN     South Bend                            204          87.7%       $277.28
     Pendleton                                     IN     Indianapolis                          102          84.3%       $248.38
(a)  Sherwood                                      IN     Marion                                135          37.8%       $207.12
     Skyway                                        IN     Indianapolis                          156          84.6%       $334.29
     Twin Pines                                    IN     Goshen                                238          92.4%       $295.47
                              Total Indiana                                       11          2,401          85.5%       $265.30

                                                                                                                         Weighted
                                                                                               Total                      Average
                                                          Location (Closest      Total         Number                  Monthly Rent
                  Community                       State    Major City)        Communities     of Sites     Occupancy     per Site
-----------------------------------------------------------------------------------------------------------------------------------
     Mosby's Point                                  KY    Cincinnati                             150         96.7%       $331.10
                             Total Kentucky                                       1              150         96.7%       $331.10
     Pinecrest Village                              LA    Shreveport                             446         73.3%       $173.50
     Stonegate, LA                                  LA    Shreveport                             157         98.1%       $195.36
                             Total Louisiana                                      2              603         79.8%       $180.50
     Hillcrest                                      MA    Boston                                  83         98.8%       $362.88
     Leisurewoods Rockland                          MA    Boston                                 394         99.2%       $360.60
(a)  Leisurewoods Taunton                           MA    Boston                                 222         97.7%       $320.54
     The Glen                                       MA    Boston                                  36        100.0%       $438.51
                             Total Massachusetts                                  4              735         98.8%       $352.75
(a)  Algoma Estates                                 MI    Grand Rapids                           342         83.3%       $336.12
     Anchor Bay                                     MI    Detroit                              1,384         92.5%       $372.69
     Arbor Village                                  MI    Jackson                                266         95.5%       $277.02
     Avon                                           MI    Detroit                                617         96.4%       $432.89
(a)  Canterbury Estates                             MI    Grand Rapids                           290         64.5%       $255.51
     Chesterfield                                   MI    Detroit                                345         96.8%       $407.38
(a)  Chestnut Creek                                 MI    Flint                                  221         86.9%       $315.65
     Clinton                                        MI    Detroit                              1,000         92.4%       $391.70
     Colonial Acres                                 MI    Kalamazoo                              612         89.7%       $303.78
     Colonial Manor                                 MI    Kalamazoo                              195         93.8%       $296.85
     Country Estates                                MI    Grand Rapids                           254         86.2%       $312.25
(a)  Cranberry                                      MI    Pontiac                                328         79.9%       $389.60
(b)  Deerfield Manor
        (aka Allendale)                             MI    Allendale                               96         36.5%       $181.70
     Ferrand Estates                                MI    Grand Rapids                           420         98.3%       $366.81
(a)  Forest Lake Estates                            MI    Grand Rapids                           221         75.1%       $322.34
(b)  Glenmoor                                       MI    Grand Rapids                            41          2.4%       $178.00
(a)  Grand Blanc                                    MI    Flint                                  478         86.2%       $384.44
     Holiday Estates                                MI    Grand Rapids                           205         97.1%       $336.91
(b)  Holly Hills                                    MI    Holly                                   96         57.3%       $185.16
     Howell                                         MI    Lansing                                455         96.0%       $388.95
(a)  Huron Estates                                  MI    Flint                                  111         81.1%       $242.93
     Lake in the Hills                              MI    Detroit                                238         99.2%       $414.28
(a)  Leonard Gardens                                MI    Grand Rapids                           323         73.1%       $277.73
     Macomb                                         MI    Detroit                              1,427         91.4%       $407.22
(b)  Maple Run                                      MI    Clio                                   145         51.7%       $278.74
     Norton Shores                                  MI    Grand Rapids                           656         81.9%       $290.27
     Novi                                           MI    Detroit                                725         88.6%       $450.04
     Oakhill                                        MI    Flint                                  504         85.5%       $386.59
     Old Orchard                                    MI    Flint                                  200         99.5%       $363.24
     Orion                                          MI    Detroit                                423         93.6%       $365.77
(b)  Pine Lakes                                     MI    Lapeer                                 136         62.5%       $332.59
     Pinewood                                       MI    Columbus                               380         94.2%       $330.79
     Pleasant Ridge                                 MI    Lansing                                305         69.5%       $299.42
     Royal Estates                                  MI    Kalamazoo                              183         88.5%       $342.27
     Science City                                   MI    Midland                                171         91.8%       $315.92
     Springbrook                                    MI    Utica                                  398         97.5%       $366.80
     Sun Valley                                     MI    Jackson                                197         89.8%       $266.04
     Swan Creek                                     MI    Ann Arbor                              294         99.7%       $378.57
(a)  The Highlands                                  MI    Flint                                  682         89.0%       $326.04
(a)  Torrey Hills                                   MI    Flint                                  377         89.4%       $370.47
     Valley Vista                                   MI    Grand Rapids                           137         92.0%       $355.38

                                                                                                                         Weighted
                                                                                                                         Average
                                                          Location (Closest      Total      Total Number               Monthly Rent
                     Community                    State      Major City)      Communities     of Sites     Occupancy     per Site
-----------------------------------------------------------------------------------------------------------------------------------
     Villa                                          MI     Flint                                   319        83.7%       $372.60
(a)  Westbrook                                      MI     Detroit                                 388        83.5%       $412.02
     Yankee Spring                                  MI     Grand Rapids                            284        82.0%       $270.70
                             Total Michigan                                        44           16,869        88.1%       $360.89
     Cedar Knolls                                   MN     Minneapolis                             458        96.7%       $440.01
     Cimmaron                                       MN     St. Paul                                505        97.6%       $448.72
                                                           Minneapolis/St.
     Rosemount                                      MN     Paul                                    182       100.0%       $427.04
     Twenty-Nine Pines                              MN     St. Paul                                152        88.8%       $344.40
                             Total Minnesota                                        4            1,297        96.6%       $431.25
(b)  North Creek                                    MO     Kansas City                             234         0.0%       $  0.00
(a)  Springfield Farms                              MO     Springfield                             290        49.3%       $188.71
                             Total Missouri                                         2              524        27.3%       $ 21.54
     Autumn Forest                                  NC     Greensboro                              299        77.9%       $265.64
     Foxhall Village                                NC     Raleigh                                 315        96.8%       $326.99
     Oakwood Forest                                 NC     Greensboro                              481        83.4%       $272.73
     Woodlake                                       NC     Greensboro                              308        88.0%       $265.30
                             Total North
                             Carolina                                               4            1,403        86.2%       $283.38
     Buena Vista                                    ND     Fargo                                   400        96.5%       $296.21
     Columbia Heights                               ND     Grand Forks                             302        95.7%       $311.11
     President's Park                               ND     Grand Forks                             174        86.2%       $257.96
     Meadow Park                                    ND     Fargo                                   117        96.6%       $229.77
                             Total North Dakota                                     4              993        94.5%       $276.31
(a)  Berryman's Branch                              NJ     Philadelphia                            257        86.8%       $376.73
     Shenandoah Village                             NJ     Philadelphia                            359        99.4%       $358.61
                             Total New Jersey                                       2              616        92.1%       $365.02
     Tierra West                                    NM     Albuquerque                             653        59.3%       $341.12
                             Total New Mexico                                       1              653        59.3%       $341.12
     Mountain View                                  NV     Las Vegas                               349        99.4%       $530.73
                             Total Nevada                                           1              349        99.4%       $530.73
     Casual Estates                                 NY     Syracuse                                961        67.6%       $313.14
     Meadowbrook                                    NY     Ithaca                                  237        65.0%       $289.03
                             Total New York                                         2            1,198        67.1%       $308.52
(a)  Hunter's Chase                                 OH     Lima                                    135        64.4%       $180.05
     Vance                                          OH     Columbus                                113        80.5%       $273.45
     Willo-Arms                                     OH     Cleveland                               262        95.0%       $231.40
     Yorktowne                                      OH     Cincinnati                              354        93.2%       $360.80
                             Total Ohio                                             4              864        87.6%       $286.96
     Crestview                                      OK     Stillwater                              237        65.4%       $225.77
                             Total Oklahoma                                         1              237        65.4%       $225.77
     Knoll Terrace                                  OR     Salem                                   212        90.1%       $385.38
     Riverview                                      OR     Portland                                133        91.7%       $435.89
                             Total Oregon                                           2              345        90.7%       $405.07
     Greenbriar Village                             PA     Allentown                               319        97.8%       $384.22
                             Total Pennsylvania                                     1              319        97.8%       $384.22
(a)  Carnes Crossing                                SC     Summerville                             608        84.0%       $214.72
(a)  Conway Plantation                              SC     Myrtle Beach                            299        79.9%       $180.39
     Saddlebrook                                    SC     Charleston                              426        94.1%       $230.00
                             Total South
                             Carolina                                               3            1,333        86.3%       $212.92
(a)  Eagle Creek                                    TX     Tyler                                   198        82.8%       $176.63
     Homestead Ranch                                TX     McAllen                                 126        86.5%       $221.37
     Leisure World                                  TX     Brownsville                             201        90.5%       $237.82

                                                                                                                         Weighted
                                                                                                                         Average
                                                          Location (Closest      Total      Total Number               Monthly Rent
                     Community                    State      Major City)      Communities     of Sites     Occupancy     per Site
-----------------------------------------------------------------------------------------------------------------------------------
     The Homestead                                  TX     McAllen                                  99        97.0%       $240.24
     Trail's End                                    TX     Brownsville                             295        79.0%       $234.77
     Arlington Lakeside                             TX     Dallas                                  233        96.6%       $291.38
     Creekside                                      TX     Dallas                                  585        97.6%       $397.50
     Grand Place                                    TX     Dallas                                  333        96.4%       $365.11
(a)  Misty Winds                                    TX     Corpus Christi                          357        84.6%       $282.87
     North Bluff Estates                            TX     Austin                                  274        96.4%       $356.19
     Northwood                                      TX     Dallas                                  455        95.6%       $385.23
     Oakcrest Pointe                                TX     San Antonio                             297        96.0%       $340.17
     Stonegate Austin                               TX     Austin                                  359        96.9%       $382.47
     Stonegate Pines                                TX     Dallas                                  160        97.5%       $323.57
(b)  Onion Creek                                    TX     Austin                                  190        63.7%       $355.88
                             Total Texas                                            15           4,162        91.6%       $329.09
(a)  Regency Lakes                                  VA     Winchester                              384        92.4%       $235.91
                             Total Virginia                                          1             384        92.4%       $235.91
     Eagle Point                                    WA     Seattle                                 230        96.5%       $490.42
                             Total Washington                                        1             230        96.5%       $490.42
     Breazeale                                      WY     Laramie                                 115        98.3%       $268.52
                             Total Wyoming                                           1             115        98.3%       $268.52

Total                                                                              211          69,990        88.2%       $343.40

(a)  these properties are included in our active expansion portfolio
(b)  these properties are included in our greenfield development portfolio

Item 6 Exhibits and Reports on Form 8-K

          (a)  Exhibits and Index of Exhibits
               None.

          (b)  Reports on Form 8-K
               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 15th day of May, 2002.

                                                 CHATEAU COMMUNITIES, INC.


                                                 By: /s/ Tamara D. Fischer
                                                   ---------------------
                                                     Tamara D. Fischer
                                                 Executive Vice President
                                                and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                             Financial and Accounting Officer)