Form 10-Q
period 2002-06-30
CHATEAU COMMUNITIES INC
filed 2002-08-14
CIK 912393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12496

CHATEAU COMMUNITIES, INC.
(exact name of registrant as specified in its charter)

MARYLAND (State of incorporation)	38-3132038 (I.R.S. Employer Identification No.)

6160 South Syracuse Way, Greenwood Village, Colorado 80111 (Address of principal executive offices)

(303) 741-3707 Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

The number of shares of the Registrant’s Common Stock outstanding on August 10, 2002 was 29,282,160 shares.

CHATEAU COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Rental income	$66,215	$49,355	$132,313	$97,967
Interest income	2,831	2,288	5,582	4,680
Management fee and other income	576	1,799	1,044	2,538

	69,622	53,442	138,939	105,185

Expenses:
Property operating and maintenance	20,453	14,337	40,374	28,229
Real estate taxes	4,322	3,477	8,847	6,912
Depreciation and amortization	17,982	11,672	34,879	23,620
Administrative	3,513	2,648	6,880	4,717
Interest and related amortization	16,835	9,146	33,630	18,210

	63,105	41,280	124,610	81,688

Income before gain on sale of properties	6,517	12,162	14,329	23,497

Gain on sales of properties	278	-	1,442	-

Income before minority interests	6,795	12,162	15,771	23,497

Less income allocated to minority interests:
Preferred OP Units	1,523	1,524	3,047	3,047
Common OP Units	881	1,220	2,126	2,318

Net income available to common shareholders	$4,391	$9,418	$10,598	$18,132

Per share/OP Unit information:

Basic earnings per common share	$0.15	$0.33	$0.36	$0.63

Diluted earnings per common share	$0.15	$0.33	$0.36	$0.63

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2002	2001
	(unaudited)

Rental property:
Land	$201,459	$205,416
Land and improvements for expansion sites	116,761	112,821
Depreciable property, net	1,373,877	1,375,063

	1,692,097	1,693,300
Less: accumulated depreciation	318,193	285,209

Net rental property	1,373,904	1,408,091

Cash and cash equivalents	2,477	61
Rents and other receivables, net	4,255	17,591
Notes receivable	41,995	45,514
Investments in and advances to affiliates	115,103	108,674
Prepaid expenses and other assets	18,772	11,942

Total assets	$1,556,506	$1,591,873

LIABILITIES

Debt	$1,026,714	$1,053,436
Accrued interest payable	10,699	10,668
Accounts payable and accrued expenses	18,785	24,387
Rents received in advance and security deposits	13,429	12,749
Dividends and distributions payable	20,070	760

Total liabilities	1,089,697	1,102,000

Minority interests in Operating Partnership	141,226	144,919

SHAREHOLDERS’ EQUITY

Preferred stock, $.01 par value, 2 million shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value, 90 million shares authorized;
29,253,326 and 29,188,440, shares issued and outstanding at
June 30, 2002 and December 31, 2001, respectively	293	292
Additional paid-in capital	500,372	499,068
Dividends in excess of accumulated earnings	(155,722)	(134,158)
Accumulated other comprehensive income	(6,034)	(6,516)
Notes receivable from officers, 545,800 and 577,432 shares outstanding
at June 30, 2002 and December 31, 2001, respectively	(13,326)	(13,732)

Total shareholders’ equity	325,583	344,954

Total liabilities and shareholders’ equity	$1,556,506	$1,591,873

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$10,598	$18,132
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of properties	(1,442)	-
Income attributed to common minority interests	2,126	2,318
Depreciation and amortization	34,879	23,620
Amortization of debt issuance costs	1,979	370
Increase in operating assets	(1,390)	(2,164)
(Decrease) increase in operating liabilities	(3,973)	5,651

Net cash provided by operating activities	42,777	47,927

Cash flows from investing activities:
Dispositions of rental properties	10,826	-
Proceeds from property dispositions, held in escrow	7,358	-
Collection of amounts held in escrow, from prior year property dispositions	10,660	-
Acquisitions of rental properties and land to be developed	(2,672)	(20,766)
Additions to rental property and equipment	(11,398)	(14,902)
Investment in and advances to affiliates	(6,709)	(6,686)
Payments (advances) on notes receivable, net	188	(8,799)

Net cash provided by/(used in) investing activities	8,253	(51,153)

Cash flows from financing activities:
Proceeds from issuance of Term Loan	125,000	-
Borrowings on line of credit	81,305	80,211
Payments on line of credit	(68,399)	(58,592)
Re-payment of Acquisition Facility	(162,700)	-
Principal payments on debt	(1,928)	(928)
Dividends/distributions to shareholders/OP Unitholders	(20,675)	(17,539)
Payment of debt issuance costs	(2,929)	-
Exercise of common stock options and other	1,712	2,853

Net cash (used in)/provided by financing activities	(48,614)	6,005

Increase in cash and cash equivalents	2,416	2,779
Cash and cash equivalents, beginning of period	61	99

Cash and cash equivalents, end of period	$2,477	$2,878

Supplemental cash flow information:
Fair Market Value of OP Units/common shares issued in
Connection with acquisitions/development	$1,396	$9,243

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Background and Basis of Presentation:
Background -
Chateau Communities, Inc. is a real estate investment trust (“REIT”) formed in 1993. We are engaged in owning and operating manufactured housing community properties, primarily through our Operating Partnership, CP Limited Partnership. As of June 30, 2002, our portfolio consisted of 212 properties, containing an aggregate of 69,789 homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 38 properties, containing an aggregate of 8,238 homesites.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and in conformity with the rules and regulations of the Securities and Exchange Commission requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Presentation -
The accompanying condensed consolidated financial statements include all accounts of Chateau, our wholly owned qualified REIT subsidiaries, our Operating Partnership and controlled joint ventures. All significant inter-entity balances and transactions have been eliminated. Investments in joint ventures or entities that we do not control but exercise significant influence over are accounted for using the equity method of accounting.

We own 100% of the preferred stock of Community Sales, Inc. (“CSI”), our taxable service corporation through which we conduct manufactured home sales and brokerage activities. Through our ownership, we are entitled to 100% of the CSI cash flow and economics; however, we account for our investment in CSI using the equity method of accounting, since we do not own any of the voting common stock of CSI.

Reclassifications – Certain prior year amounts have been reclassified to conform to current period presentation.

2.	Acquisition of CWS:
On August 3, 2001 we purchased CWS Communities Trust (“CWS”), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the payoff of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the “7.5% Notes”). The portfolio, located in 11 states, consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites. We financed the cash portion of this transaction primarily through borrowings under a $323 million bridge facility (the “Acquisition Facility”). The Acquisition Facility was refinanced in May 2002.

The following unaudited pro forma income statement information for the six months ended June 30, 2001 has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2001.

In addition, the pro forma information is presented as if the disposition of certain CWS properties by us in 2001 had occurred on January 1, 2001. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS Acquisition had been consummated on January 1, 2001.

(in thousands, except per share data)

Revenues	$137,696

Total expenses *	120,897

Net income**	$16,799

Earnings per share - basic	$0.48

Earnings per share - diluted	$0.48

Weighted average common shares and OP Units outstanding - basic	34,645

Weighted average common shares and OP Units outstanding - diluted	34,866

* includes depreciation of $33,874

** After gain on sale of properties and allocation to Preferred OP Units. Assumes all OP Unit s are exchanged for common stock.

3.	Rental Property:
In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. As of June 30, 2002, we have sold fifteen properties and a parcel of land for approximately $66.4 million. During the first six months of 2002, we sold five properties and one parcel of land for a combined gross sales price of approximately $18.4 million and a gain of $1.4 million. The net proceeds of $10.8 million were used to pay down the Acquisition Facility and our line of credit. In addition, we have approximately $7.4 million in an escrow account until a replacement property is identified to effect a non-taxable exchange.
4.
Comprehensive Income:
Accumulated other comprehensive income includes a cumulative effect of derivative securities from the adoption of FAS 138. Also included in accumulated other comprehensive income is a $7.1 million loss related to the issuance of Senior Notes in 2001. Total comprehensive income for the six months ended June 30, 2002 is summarized as follows (in thousands):

Net income before minority interests	$15,771
Add back: amortization of deferred hedge losses	482

Total comprehensive income	$16,253

5.	Common Stock and Related Transactions:
On May 16, 2002, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of June 28, 2002. The dividend/distribution was paid July 15, 2002 and is included in dividends/distributions payable in the accompanying condensed consolidated balance sheet as of June 30, 2002.
On February 21, 2002, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of March 29, 2002, that was paid in April 2002.

Basic and diluted earnings per share (“EPS”) are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Basic EPS:
Income (1)	$5,272	$10,638	$12,724	$20,450

Weighted average common shares outstanding	29,217	28,694	29,201	28,635
Weighted average common OP Units outstanding	5,858	3,717	5,858	3,659

Weighted average common shares and OP Units - Basic	35,075	32,411	35,059	32,294

Per Share	$0.15	$0.33	$0.36	$0.63

Diluted EPS:
Income (1)	$5,272	$10,638	$12,724	$20,450

Weighted average common shares outstanding	29,217	28,694	29,201	28,635
Weighted average common OP Units outstanding	5,858	3,717	5,858	3,659
Employee stock options	186	217	172	221

Weighted average common shares and OP Units - Diluted	35,261	32,628	35,231	32,515

Per Share	$0.15	$0.33	$0.36	$0.63

(1) Represents income before minority interests less the income allocated to the Preferred OP Units.

6.	Financing: The following table sets forth certain information regarding our debt at June 30, 2002.

	Weighted Average		Principal
	Interest Rate	Maturity Date	Balance
(In thousands)

Fixed rate mortgage debt	7.63%	2002 - 2011	$283,722
Unsecured Senior Notes	7.47%	2003 - 2021	470,000
Unsecured Installment Notes	7.50%	2012	9,942
Term Loan	3.08%	2004	125,000
Unsecured lines of credit	2.92%	2005	138,050

			$1,026,714

We have a line of credit available with BankOne, N.A., acting as lead agent. In May 2002, we increased the borrowing capacity to $175 million. The term of the facility was extended to February 2005 and the facility bears interest at LIBOR plus 100 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points and matures in March 2003 (together with our BankOne credit facility, “Credit Facilities”). As of June 30, 2002 we had approximately $138 million outstanding under our Credit Facilities and had available $44.5 million in additional borrowing capacity.

In May 2002, we completed the issuance of a $125 million term loan with BankOne acting as lead agent. The loan bears interest at LIBOR plus 120 basis points and matures in May 2004. The proceeds were used to pay off our Acquisition Facility that was due to mature in August 2002.

7.	Related Party Transactions:
During the first half of 2002, we purchased additional equity in N’Tandem Trust and as of June 30, 2002, we currently own approximately 19 percent of N’Tandem’s outstanding equity. Also as of June 30, 2002, we have loaned and advanced approximately $40 million to N’Tandem. We also guarantee N’Tandem’s $20 million working capital line of credit, which has $16.5 million outstanding as of June 30, 2002. In addition, we own N’Tandem’s external advisor and provide management and other services to N’Tandem. As such, we possess significant influence over the operating and financial decisions of N’Tandem, and accordingly, account for our investment utilizing the equity method of accounting. The following table details the fees charged to N’Tandem for the respective periods (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Interest income and related fees	$629	$1,018	$1,383	$1,802
Transaction fees	-	267	-	522
Advisory fees	335	320	672	653
Management and overhead fees	406	589	802	1,107

	$1,370	$2,194	$2,857	$4,084

Management has evaluated the recoverability of our investment in and advances to N’Tandem and has determined that no valuation allowance is necessary at this time. We will continue to evaluate the recoverability and the need for an allowance.

8.	Recently Issued Accounting Standards:
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have and is not expected to have a significant impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined “two-step” approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The “two-step” impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. SFAS No. 142 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001.

We adopted the provisions of SFAS No. 142 as of January 1, 2002 and were therefore required to have completed the first “step” of our goodwill impairment testing by the end of the second fiscal quarter. As a result of performing the first “step” of goodwill impairment testing, we have identified a potential impairment related solely to the goodwill associated with CSI’s investment in TOPS Home Sales Centers. We are required to quantify the impairment by December 31, 2002, and are in the process of completing our evaluation. We have not yet determined the full impact the provisions of SFAS No. 142, including our final tests for goodwill impairment, will have on our financial position or results of operations prospectively; however, we estimate a maximum impairment of less than $1 million, that will be reflected as a cumulative effect of a change in accounting principle, when recognized.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. Adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations at the date of adoption. Properties of material amounts that meet the “held-for-sale criteria” under the standard will be treated as discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report and with the December 31, 2001 Form 10-K. Certain information and statements in this discussion constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including the ability to maintain rental rates and occupancy, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders, the pace of acquisitions and dispositions, changes in interest rates and the condition of the capital markets, all of which may affect our ability to achieve our objectives.

Overview

In August 2001, we purchased CWS Communities Trust, a private real estate investment trust (“CWS”), for $552 million. The portfolio, located in 11 states, consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,500 expansion sites and three RV, communities. This transaction extended our leading position in the manufactured housing community sector, making us substantially larger than the next largest REIT competitor in our sector.

During the third quarter of 2001, we implemented a disposition plan and from the inception of the plan through June 30, 2002, we have disposed of 15 properties and one parcel of land for approximately $66.4 million (see further discussion under “Liquidity and Capital Resources” below).

As of June 30, 2002, our portfolio comprised 212 manufactured home communities containing 69,789 manufactured homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 38 properties, containing an aggregate of 8,238 homesites.

Since our organization, we have elected to qualify as a REIT under the Internal Revenue Code and thus do not generally pay Federal corporate income taxes on earnings to the extent that such earnings are distributed to our shareholders in accordance with REIT requirements.

Results of Operations
The following table summarizes certain information relative to our properties as of and for the three and six months ended June 30, 2002 and 2001. We consider all communities owned by us at both the beginning of the period and the end of the period as our “Core Portfolio.”

	Core Portfolio		Total

	2002	2001	2002	2001

Dollars in thousands, except per site information

As of June 30,

Number of communities	162	162	212	174
Total manufactured homesites	52,625	52,431	69,789	54,690
Occupied sites	46,186	46,703	61,367	48,744
Occupancy	87.8%	89.1%	87.9%	89.1%

For the three months ended June 30,

Rental income	$49,715	$48,188	$66,215	$49,355
Property operating expenses	$17,420	$16,684	$24,775	$17,814
Net operating income	$32,295	$31,504	$41,440	$31,541
Weighted average monthly rent per site	$343	$330	$348	$327

For the six months ended June 30,

Rental income	$98,801	$96,161	$132,313	$97,967
Property operating expenses	$33,922	$33,600	$49,221	$35,141
Net operating income	$64,879	$62,561	$83,092	$62,826
Weighted average monthly rent per site	$342	$329	$346	$325

Comparison of three months ended June 30, 2002 to three months ended June 30, 2001

For the three months ended June 30, 2002, income before minority interests was $6,795,000, a decrease of $5,367,000 from the three months ended June 30, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS, offset somewhat by the increase in operating income from the CWS properties and Core Portfolio and the gain on sales of properties.

Rental revenue for the three months ended June 30, 2002 was $66,215,000 an increase of $16,860,000 from the three months ended June 30, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Core Portfolio.

As of June 30, 2002, occupancy in our stabilized portfolio was 90.7 percent. The active expansion portfolio had occupancy of 79.2 percent, while our greenfield development portfolio had occupancy of 34.6 percent, for a total occupancy of 87.9 percent. On a per-site basis, weighted monthly rental revenue for the three months ended June 30, 2002 was $348 compared with $327 for the same period in 2001, an increase of 6.6 percent.

Management fee and other income primarily include management and transaction fee income for the management of 38 manufactured home communities for N’Tandem Trust and equity earnings from our taxable REIT subsidiary, Community Sales, Inc. (“CSI”). See further discussion under “Liquidity and Capital Resources” below.

We recognized a loss of $228,000 from CSI in the second quarter of 2002, compared with income of $82,000 in the second quarter of 2001. The decrease in earnings is due primarily to fewer new home sales and increased overhead costs in the CWS sales locations.

Property operating and maintenance expense for the three months ended June 30, 2002 increased by $6,116,000 or 42.6 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition, which accounted for $4.8 million. The remaining change is due to increases in our Core Portfolio, including increased collection costs, property insurance, healthcare and administrative costs. We expect these costs to continue to increase at levels higher than historic norms.

Administrative expense for the three months ended June 30, 2002 increased by $865,000 from the same period a year ago. Administrative expense in the second quarter of 2002 was 5.0 percent of total revenues as compared to 5.0 percent in the same period of 2001.

Depreciation and amortization expense for the three months ended June 30, 2002, increased $6,310,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the second quarter of 2002 remained relatively unchanged from 2001.

Comparison of six months ended June 30, 2002 to six months ended June 30, 2001

For the six months ended June 30, 2002, income before minority interests was $15,771,000, a decrease of $7,726,000 from the six months ended June 30, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS, offset somewhat by the increase in operating income from the acquisition properties and Core Portfolio and the gain on sale of properties.

Rental revenue for the six months ended June 30, 2002 was $132,313,000 an increase of $34,346,000 from the six months ended June 30, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Core Portfolio. On a per-site basis, weighted monthly rental revenue for the six months ended June 30, 2002 was $346 compared with $325 for the same period in 2001, an increase of 6.3 percent.

Management fee and other income primarily include management and transaction fee income for the management of 38 manufactured home communities and equity earnings from CSI. See Note 7 in the Notes to the Condensed Consolidated Financial Statements.

We recognized a loss of $700,000 from CSI in the first six months of 2002, compared with a loss of $275,000 in 2001. The increase in losses are due primarily to fewer new home sales and increased overhead costs in the CWS sales locations.

The industry has been faced with a critical lack of financing for our potential residents. The few remaining institutions offering financing for our product are offering high rates while maintaining very stringent underwriting criteria. These financing constraints make it difficult for us to compete with a conventional mortgage product. Until new lenders enter the market, it will continue to be difficult for the industry to sell homes at historic levels.

Given this current environment, we do not expect a positive contribution from CSI in the near future.

Property operating and maintenance expense for the six months ended June 30, 2002 increased by $12,145,000 or 43.0 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition, which accounted for $9.7 million. The remaining change is due to increases in our Core Portfolio, including increased collection costs, property insurance, healthcare and administrative costs. We expect these costs to continue to increase at levels higher than historic norms.

Administrative expense for the six months ended June 30, 2002 increased by $2,163,000 from the same period a year ago. Administrative expense for the first six months of 2002 was 5.0 percent of total revenues as compared to 4.6 percent in the same period of 2001.

Depreciation and amortization expense for the six months ended June 30, 2002, increased $11,259,000 from the same period a year ago. Depreciation expense as a percentage of average depreciable rental property in the second half of 2002 remained relatively unchanged from 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $42,777,000 for the six months ended June 30, 2002, compared with $47,927,000 for the six months ended June 30, 2001. The decrease in cash provided by operating activities was due primarily to the reduction of operating liabilities.

Net cash provided by investing activities for the six months ended June 30, 2002 was $8,253,000 as compared to net uses of $51,153,000 for the same period in 2001. This amount represents acquisitions, dispositions, investments in and advances to affiliates, lending activity, capital expenditures, and development costs. The decrease in cash used for investing activities is a result of our disposition plan and reduced acquisition activity.

During the six months ended June 30, 2002, we invested approximately $6.0 million, in cash and OP Units, in the expansion and development of our communities including finish costs on sites added in prior periods and progress on sites that will be added to our portfolio later in 2002. For the six months ended June 30, 2002, recurring property capital expenditures, other than development costs, were approximately $4.4 million. In addition, we invested approximately $800,000 in technology and other corporate related expenditures, $150,000 in storage sheds, $150,000 in sub-metering and $3.4 million, in cash and OP Units, in acquisition capital expenditures. Upon the acquisition of a property or portfolio, capital projects for that acquisition are identified and completed over the first twelve months of our ownership and are considered in our cap rate at the time of acquisition. Capital expenditures have historically been financed out of operating cash flow and it is our intention that such future expenditures will also be financed out of operating cash flow.

In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. As of June 30, 2002, we have sold 15 properties and a parcel of land for approximately $66.4 million. During the first six months of 2002, we sold five properties and one parcel of land for a combined gross sales price of approximately $18.4 million and a gain of $1.4 million. The net proceeds of $10.8 million for all of the 2002 dispositions were used to repay balances outstanding under the credit facility we incurred in connection with the CWS transaction (the “Acquisition Facility”) and our other credit facilities. In addition, we have approximately $7.4 million in an escrow account until a replacement property is identified to effect a non-taxable exchange. Due to the timing of the sales, approximately $11 million in proceeds from sales occurring in 2001 was received in January 2002 and was used to reduce the Acquisition Facility. At December 31, 2001, this amount was included in rents and other receivables. We will continue to evaluate our properties and, depending on market conditions, expect to sell additional communities in 2002.

Net cash used in financing activities for the six months ended June 30, 2002 was $48,614,000. This was due primarily to net payments on our Credit Facilities (discussed below) and distributions to our shareholders and OP unitholders.

We have a line of credit available with BankOne, N.A., acting as lead agent. In May 2002, we increased the borrowing capacity to $175 million. The term of the facility was extended to February 2005 and the facility bears interest at LIBOR plus 100 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points and matures in March 2003 (together with our BankOne credit facility, “Credit Facilities”). As of June 30, 2002 we had approximately $138 million outstanding under our Credit Facilities and had available $44.5 million in additional borrowing capacity.

In May 2002, we completed the issuance of a $125 million term loan with BankOne acting as lead agent. The loan bears interest at LIBOR plus 120 basis points and matures in May 2004. The proceeds were used to pay off the Acquisition Facility that was due to mature in August 2002.

Our principal long term liquidity needs include: repayment of long-term borrowings and amounts outstanding under the Credit Facilities, future acquisitions of communities, acquisition of land for development, and new and existing community development activities. We do not expect to generate sufficient funds from operations to finance these long-term liquidity needs and instead intend to meet our long-term liquidity requirements through additional borrowings under our Credit Facilities or other lines of credit, the assumption of existing secured or unsecured indebtedness, proceeds from the disposition of properties, and, depending on market conditions and capital availability factors, the issuance of additional equity or debt securities.

We expect to meet our short-term liquidity requirements, including dividends, expansion activities and capital expenditure requirements, through cash flow from operations and, if necessary, and depending on our operating performance, borrowings under our Credit Facilities and other lines of credit.

N’Tandem Trust

During the first half of 2002, we purchased additional equity in N’Tandem Trust and as of June 30, 2002, we currently own approximately 19 percent of N’Tandem’s outstanding equity. Also as of June 30, 2002, we have loaned and advanced approximately $40 million to N’Tandem. We also guarantee N'Tandem's $20 million working capital line of credit, which has $16.5 million outstanding as of June 30, 2002. In addition, we own N’Tandem’s external advisor and provide management and other services to N’Tandem. As such, we possess significant influence over the operating and financial decisions of N’Tandem, and accordingly, account for our investment utilizing the equity method of accounting. The following table details the fees charged to N’Tandem for the respective periods (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Interest income and related fees	$629	$1,018	$1,383	$1,802
Transaction fees	-	267	-	522
Advisory fees	335	320	672	653
Management and overhead fees	406	589	802	1,107

	$1,370	$2,194	$2,857	$4,084

Management has evaluated the recoverability of our investment in and advances to N'Tandem and has determined that no valuation allowance is necessary at this time. We will continue to evaluate the recoverability and the need for an allowance.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires all business combinations to be accounted for by the purchase method and defines criteria under which intangible assets acquired in connection with a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all fiscal business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have and is not expected to have a significant impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combinations) should be accounted for in financial statements upon their acquisition, and also addresses how goodwill and other intangible assets (including those acquired in business combinations) should be accounted for after they have been initially recognized in the financial statements. The major provisions of SFAS No. 142 and differences from APB Opinion No. 17 include (a) no amortization of goodwill and other certain intangible assets with indefinite lives, including excess reorganization value, (b) a more aggregate view of goodwill and accounting for goodwill based on units of the combined entity, (c) a better defined “two-step” approach for testing impairment of goodwill, (d) a better defined process for testing other intangible assets for impairment, and (e) disclosure of additional information related to goodwill and intangible assets. The “two-step” impairment approach to testing goodwill is required to be performed at least annually with the first step involving a screen for potential impairment and the second step measuring the amount of impairment. SFAS No. 142 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is permitted for entities with fiscal years beginning after March 15, 2001.

We adopted the provisions of SFAS No. 142 as of January 1, 2002 and were therefore required to have completed the first “step” of our goodwill impairment testing by the end of the second fiscal quarter. As a result of performing the first “step” of goodwill impairment testing, we have identified a potential impairment related solely to the goodwill associated with CSI’s investment in TOPS Home Sales Centers. We are required to quantify the impairment by December 31, 2002, and are in the process of completing our evaluation. We have not yet determined the full impact the provisions of SFAS No. 142, including our final tests for goodwill impairment, will have on our financial position or results of operations prospectively; however, we estimate a maximum impairment of less than $1 million that will be reflected as a cumulative effect of change in accounting principle, when recognized.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 removes goodwill from its scope as the impairment of goodwill is addressed prospectively pursuant to SFAS No. 142. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. Adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations at the date of adoption. Properties of material amounts that meet the “held-for-sale criteria” under the standard will be treated as discontinued operations.

Other
Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as consolidated net income without giving effect to gains (or losses) from debt restructuring and sales of property and rental property depreciation and amortization. We believe that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (3) is not an alternative to cash flow as a measure of liquidity; and (4) may not be comparable to similarly titled measures reported by other REITs.

Our FFO is calculated as follows:

	For the Quarter		For the Six Months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Income before minority interests	$6,795	$12,162	$15,771	$23,497

Plus:
Depreciation of rental property	17,461	11,420	33,916	23,185

Less:
Gain on sale of properties	278	-	1,442	-
Income Allocated to Preferred OP Units	1,523	1,524	3,047	3,047

FFO	$22,455	$22,058	$45,198	$43,635

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtedness outstanding as of June 30, 2002:

(In thousands)	Amount of Indebtedness	Percent of Total Debt	Weighted Average Interest Rate	Maturity Date

Mortgage Debt:

FNMA Mortgage (5 properties)	$114,438	11%	7.8%	2010
Northwestern (9 properties)	73,118	7%	7.2%	2009-2010
Other (22 properties)	96,166	9%	7.6%	2002-2011

Total Mortgages	283,722	27%	7.6%

Unsecured Debt:

Unsecured Senior Notes	20,000	2%	7.5%	2003
Unsecured Senior Notes	50,000	5%	8.3%	2021
Unsecured Senior Notes	50,000	5%	8.0%	2003
Unsecured Senior Notes	150,000	15%	7.1%	2011
Unsecured Senior Notes	100,000	10%	8.3%	2005
Unsecured Senior Notes	100,000	10%	6.4%	2004

Total Unsecured Senior Notes	470,000	47%	7.5%

Unsecured Installment Notes	9,942	1%	7.5%	2012

Total Fixed Rate	763,664	75%	7.5%

Variable Rate Debt:

Unsecured Term Loan	125,000	12%	3.1%	2004
Credit Facilities	138,050	13%	2.9%	2005

Total Fixed and Variable	$1,026,714	100%

Based on the average amount outstanding of our variable rate debt for the three and six months ended June 30, 2002 if the LIBOR rate under these facilities was 100 basis points higher or lower during the three or six months ended June 30, 2002, then our interest expense (before adjustments for capitalized items), for the periods would have increased or decreased by approximately $671,000 and $1,328,000, respectively.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings None.

Item 2.	Changes in Securities and Use of Proceeds Not Applicable.

Item 3.	Defaults Upon Senior Securities Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders On May 16, 2002, the Company held its annual meeting of shareholders. The following matters were voted upon at the meeting:

Proposal 1: The election of the following Class III directors named in the proxy statement:

	Votes for	Withheld Authority

John A. Boll	23,317,715	85,899
Steve Sherwood	22,828,230	575,384

Class I directors (Gebran S. Anton, Jr., Rhonda G. Hogan, James M. Lane and Gary P. McDaniel), and Class II directors (Edward R. Allen, James M. Hankins and C. G. (“Jeff”) Kellogg), also continued in office as directors after the meeting.
Proposal 2: To approve Chateau’s 2002 Equity Compensation Plan:

Votes for	Votes Against	Abstentions

22,077,192	1,164,533	161,869

Item 5.	Other Information

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

The following table sets forth certain information, as of June 30, 2002, regarding our properties, excluding the three park model/RV communities. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis. This table excludes four of our greenfield properties as there are currently no developed sites.

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	100 Oaks		AL	Fultondale		230	86.5%	$235.48
(a)	Lakewood		AL	Montgomery		397	46.9%	$194.72
	Green Park South		AL	Montgomery		417	92.3%	$281.83
		Total Alabama			3	1,044	73.8%	$248.81
	Westpark		AZ	Phoenix		201	88.6%	$337.75
		Total Arizona			1	201	88.6%	$337.75
	Bermuda Palms		CA	Palm Springs		185	94.6%	$372.70
	Eastridge		CA	San Jose		187	99.5%	$689.33
	La Quinta Ridge		CA	Palm Springs		152	91.4%	$432.81
	The Colony		CA	Palm Springs		220	96.8%	$645.96
	The Orchard		CA	San Francisco		233	99.6%	$650.63
	Green River		CA	Los Angeles		333	100.0%	$728.63
	Jurupa Hills Cascade		CA	Los Angeles		322	98.8%	$574.65
	Los Ranchos		CA	Los Angeles		389	75.6%	$348.09
		Total California			8	2,021	93.5%	$566.06
	CV-Denver		CO	Denver		345	93.9%	$431.81
	CV-Longmont		CO	Longmont		310	99.0%	$434.36
	Friendly Village		CO	Greeley		226	99.6%	$352.89
	Pine Lakes Ranch		CO	Denver		762	99.0%	$402.73
	Redwood Estates		CO	Denver		753	99.3%	$403.79
(b)	Prairie Greens		CO	Denver		139	6.5%	$400.24
	Longview		CO	Longmont		400	98.8%	$419.47
(b)	Antelope Ridge		CO	Colorado Springs		140	57.9%	$332.80
		Total Colorado			8	3,075	92.5%	$406.12
	Cedar Grove		CT	New Haven		60	98.3%	$336.58
	Evergreen		CT	New Haven		102	99.0%	$337.82
	Green Acres		CT	New Haven		64	100.0%	$332.72
	Highland		CT	New Haven		50	96.0%	$349.98
		Total Connecticut			4	276	98.6%	$338.50
	Anchor North		FL	Tampa Bay		93	92.5%	$298.18
	Audubon		FL	Orlando		280	95.7%	$293.02
	Colony Cove		FL	Sarasota		2,211	98.8%	$391.10
	Conway Circle		FL	Orlando		111	95.5%	$331.73
	Crystal Lake		FL	St. Petersburg		166	89.8%	$303.32
(a)	Crystal Lakes		FL	Tampa		330	62.4%	$173.18
	CV-Jacksonville		FL	Jacksonville		643	88.6%	$334.03
	Del Tura		FL	Fort Myers		1,344	88.3%	$461.10
	Eldorado Estates		FL	Daytona Beach		126	94.4%	$295.15
	Emerald Lake		FL	Fort Myers		201	99.0%	$311.89
	Fairways Country Club		FL	Orlando		1,141	99.6%	$320.62
(a)	Foxwood Farms		FL	Orlando		375	80.3%	$242.88
	Hidden Valley		FL	Orlando		303	98.7%	$345.85
	Indian Rocks		FL	Clearwater		148	70.3%	$262.52
	Jade Isle		FL	Orlando		101	93.1%	$346.79
	Lakeland Harbor		FL	Tampa		504	99.6%	$276.45
	Lakeland Junction		FL	Tampa		191	99.5%	$217.72
	Lakes at Leesburg		FL	Orlando		640	99.8%	$289.83
	Land O’ Lakes		FL	Orlando		173	95.4%	$278.44
	Midway Estates		FL	Vero Beach		204	60.8%	$375.01
	Oak Springs		FL	Orlando		438	70.3%	$262.33
	Orange Lake		FL	Orlando		242	96.7%	$283.48
	Palm Beach Colony		FL	West Palm Beach		285	91.9%	$334.69
	Pedaler’s Pond		FL	Orlando		214	83.6%	$227.20
	Pinellas Cascades		FL	Clearwater		238	93.3%	$410.01
	Shady Lane		FL	Clearwater		108	95.4%	$289.96
	Shady Oak		FL	Clearwater		250	97.6%	$349.60

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Shady Village		FL	Clearwater		156	96.8%	$335.10
	Southwind Village		FL	Naples		338	96.2%	$339.79
	Starlight Ranch		FL	Orlando		783	95.4%	$335.79
	Tarpon Glen		FL	Clearwater		170	85.9%	$328.62
	Town & Country		FL	Orlando		73	89.0%	$355.71
	Whispering Pines		FL	Clearwater		392	94.9%	$382.03
	Winter Haven Oaks		FL	Orlando		343	53.6%	$227.37
	Beacon Hill Colony		FL	Tampa		201	100.0%	$251.27
	Beacon Terrace		FL	Tampa		297	99.7%	$258.63
	Crystal Lake Club		FL	Tampa		599	81.5%	$304.80
	Haselton Village		FL	Orlando		292	98.3%	$244.71
	Lakeside Terrace		FL	Orlando		241	98.8%	$255.97
(a)	Palm Valley		FL	Orlando		790	81.4%	$362.33
	Parkwood Communities		FL	Orlando		698	95.3%	$191.98
(a)	Pinelake Gardens		FL	Vero Beach		532	86.1%	$343.16
	Shadow Hills		FL	Orlando		670	79.1%	$346.76
	Sunny South Estates		FL	West Palm Beach		319	95.3%	$410.51
	Tara Woods		FL	Tampa		531	98.7%	$349.64
	University Village		FL	Orlando		480	80.8%	$352.22
	Village Green		FL	Vero Beach		780	99.9%	$350.26
		Total Florida			47	19,745	91.0%	$330.67
	Atlanta Meadows		GA	Atlanta		75	97.3%	$276.15
(a)	Butler Creek		GA	Augusta		376	65.4%	$206.76
	Camden Point		GA	Kingsland		268	48.1%	$177.04
	Castlewood Estates		GA	Atlanta		334	83.2%	$354.26
	Colonial Coach Estates		GA	Atlanta		481	76.5%	$331.09
	Golden Valley		GA	Atlanta		131	87.0%	$314.47
	Landmark		GA	Atlanta		524	88.2%	$303.76
	Marnelle		GA	Atlanta		205	90.7%	$319.19
	South Oaks		GA	Atlanta		295	49.8%	$122.48
	Hunter Ridge		GA	Atlanta		809	92.7%	$328.56
	Four Seasons		GA	Atlanta		214	95.8%	$303.30
	Friendly Village		GA	Atlanta		203	97.0%	$387.38
	Lamplighter Village		GA	Atlanta		431	94.9%	$367.31
	The Mill		GA	Atlanta		150	88.7%	$276.62
	Pooles Manor		GA	Atlanta		194	78.9%	$327.18
	Shadowood		GA	Atlanta		506	94.1%	$354.32
	Smoke Creek		GA	Atlanta		264	87.1%	$325.76
	Stone Mountain		GA	Atlanta		354	91.8%	$382.24
	Suburban Woods		GA	Atlanta		216	87.5%	$338.24
	Woodlands of Kennesaw		GA	Atlanta		273	91.2%	$390.68
		Total Georgia			20	6,303	84.4%	$323.13
	Lakewood Estates		IA	Davenport		180	92.2%	$299.84
	Terrace Heights		IA	Dubuque		317	93.7%	$286.26
	Wolf Creek		IA	Des Moines		80	0.0%	$0.00
		Total Iowa			3	577	80.2%	$291.13
	Coach Royale		ID	Boise		91	100.0%	$327.80
	Maple Grove Estates		ID	Boise		270	96.7%	$338.11
	Shenandoah Estates		ID	Boise		154	94.2%	$321.06
		Total Idaho			3	515	96.5%	$331.25
	Falcon Farms		IL	Moline		215	90.2%	$277.71
	Maple Ridge/Valley		IL	Kankakee		276	98.6%	$297.83
		Total Illinois			3	491	94.9%	$289.45
(a)	Broadmore		IN	South Bend		370	76.8%	$284.47
	Forest Creek		IN	South Bend		167	84.4%	$317.86
(a)	Fountainvue		IN	Marion		120	87.5%	$193.71
	Hickory Knoll		IN	Indianapolis		325	92.6%	$343.13
	Hoosier Estates		IN	Indianapolis		288	97.9%	$196.01
	Mariwood		IN	Indianapolis		296	95.3%	$322.52

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Oak Ridge		IN	South Bend		204	86.8%	$284.29
(a)	Sherwood		IN	Marion		135	45.9%	$233.42
	Skyway		IN	Indianapolis		156	87.2%	$327.55
	Twin Pines		IN	Goshen		238	92.0%	$301.12
		Total Indiana			10	2,299	86.5%	$269.55
	Mosby’s Point		KY	Cincinnati		150	96.0%	$333.61
		Total Kentucky			1	150	96.0%	$333.61
	Pinecrest Village		LA	Shreveport		446	74.9%	$173.28
	Stonegate, LA		LA	Shreveport		157	95.5%	$198.95
		Total Louisiana			2	603	80.3%	$181.24
	Hillcrest		MA	Boston		83	98.8%	$362.23
	Leisurewoods Rockland		MA	Boston		394	99.2%	$365.05
(a)	Leisurewoods Taunton		MA	Boston		222	99.5%	$323.53
	The Glen		MA	Boston		36	100.0%	$438.49
		Total Massachusetts			4	735	99.3%	$355.79
(a)	Algoma Estates		MI	Grand Rapids		342	81.9%	$337.77
	Anchor Bay		MI	Detroit		1,384	90.8%	$378.09
	Arbor Village		MI	Jackson		266	97.0%	$283.24
	Avon		MI	Detroit		617	96.4%	$443.10
(a)	Canterbury Estates		MI	Grand Rapids		290	65.5%	$255.16
	Chesterfield		MI	Detroit		345	95.4%	$414.86
(a)	Chestnut Creek		MI	Flint		221	88.2%	$320.36
	Clinton		MI	Detroit		1,000	92.1%	$405.93
	Colonial Acres		MI	Kalamazoo		612	89.1%	$316.04
	Colonial Manor		MI	Kalamazoo		195	91.3%	$294.29
	Country Estates		MI	Grand Rapids		254	84.6%	$312.44
(a)	Cranberry		MI	Pontiac		328	81.7%	$392.07
(b)	Deerfield Manor (aka Allendale)		MI	Allendale		96	37.5%	$192.57
	Ferrand Estates		MI	Grand Rapids		420	99.0%	$368.19
(a)	Forest Lake Estates		MI	Grand Rapids		221	73.3%	$323.03
(b)	Glenmoor		MI	Grand Rapids		41	7.3%	$204.10
(a)	Grand Blanc		MI	Flint		478	85.1%	$393.66
	Holiday Estates		MI	Grand Rapids		205	98.0%	$344.72
(b)	Holly Hills		MI	Holly		96	69.8%	$191.51
	Howell		MI	Lansing		455	94.9%	$395.17
(a)	Huron Estates		MI	Flint		111	82.0%	$241.07
	Lake in the Hills		MI	Detroit		238	99.2%	$414.66
(a)	Leonard Gardens		MI	Grand Rapids		323	72.1%	$331.95
	Macomb		MI	Detroit		1,427	90.9%	$411.88
(b)	Maple Run		MI	Clio		145	54.5%	$281.49
	Norton Shores		MI	Grand Rapids		656	80.9%	$291.92
	Novi		MI	Detroit		725	88.8%	$449.47
	Oakhill		MI	Flint		504	85.5%	$387.09
	Old Orchard		MI	Flint		200	100.0%	$358.22
	Orion		MI	Detroit		423	93.6%	$372.03
(b)	Pine Lakes		MI	Lapeer		136	61.8%	$337.95
	Pinewood		MI	Columbus		380	94.5%	$337.22
	Pleasant Ridge		MI	Lansing		305	62.6%	$278.33
	Royal Estates		MI	Kalamazoo		183	86.9%	$342.58
	Science City		MI	Midland		171	90.1%	$318.96
	Springbrook		MI	Utica		398	97.2%	$371.12
	Sun Valley		MI	Jackson		197	91.9%	$267.23
	Swan Creek		MI	Ann Arbor		294	99.0%	$378.18
(a)	The Highlands		MI	Flint		682	89.0%	$325.99
(a)	Torrey Hills		MI	Flint		377	89.1%	$371.60
	Valley Vista		MI	Grand Rapids		137	91.2%	$355.62
	Villa		MI	Flint		319	83.4%	$377.46
(a)	Westbrook		MI	Detroit		388	84.5%	$420.55
	Yankee Spring		MI	Grand Rapids		284	83.5%	$270.43

	Community		State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

		Total Michigan			44	16,869	87.7%	$365.76
	Cedar Knolls		MN	Minneapolis		458	96.3%	$437.23
	Cimmaron		MN	St. Paul		505	97.6%	$448.25
	Rosemount		MN	Minneapolis/St. Paul		182	99.5%	$425.54
	Twenty-Nine Pines		MN	St. Paul		152	88.8%	$344.18
		Total Minnesota			4	4	96.4%	$429.84
(b)	North Creek		MO	Kansas City		234	0.0%	$0.00
(a)	Springfield Farms		MO	Springfield		290	53.4%	$189.71
		Total Missouri			2	524	29.6%	$23.52
	Autumn Forest		NC	Greensboro		299	73.2%	$271.71
	Foxhall Village		NC	Raleigh		315	95.2%	$329.40
	Oakwood Forest		NC	Greensboro		481	81.1%	$272.91
	Woodlake		NC	Greensboro		308	85.4%	$270.19
		Total North Carolina			4	1,403	83.5%	$286.54
	Buena Vista		ND	Fargo		400	97.8%	$296.43
	Columbia Heights		ND	Grand Forks		302	95.4%	$311.77
	President’s Park		ND	Grand Forks		174	86.8%	$257.60
	Meadow Park		ND	Fargo		117	96.6%	$235.04
		Total North Dakota			4	993	95.0%	$277.41
(b)	Berryman’s Branch		NJ	Philadelphia		257	86.8%	$373.58
	Shenandoah Village		NJ	Philadelphia		359	99.4%	$366.12
		Total New Jersey			2	616	94.2%	$368.99
	Tierra West		NM	Albuquerque		653	57.0%	$344.20
		Total New Mexico			1	653	57.0%	$344.20
	Mountain View		NV	Las Vegas		349	99.4%	$519.23
		Total Nevada			1	349	99.4%	$519.23
	Casual Estates		NY	Syracuse		961	66.5%	$313.57
	Meadowbrook		NY	Ithaca		237	65.0%	$296.38
		Total New York			2	1,198	66.2%	$310.23
(a)	Hunter’s Chase		OH	Lima		135	65.9%	$180.06
	Vance		OH	Columbus		113	81.4%	$277.14
	Willo-Arms		OH	Cleveland		262	94.3%	$233.53
	Yorktowne		OH	Cincinnati		354	92.4%	$360.79
		Total Ohio			4	864	87.4%	$287.66
	Crestview		OK	Stillwater		237	69.6%	$224.36
		Total Oklahoma			1	237	69.6%	$224.36
	Knoll Terrace		OR	Salem		212	89.2%	$398.38
	Riverview		OR	Portland		133	86.5%	$442.31
		Total Oregon			2	345	88.1%	$415.00
	Greenbriar Village		PA	Allentown		319	98.4%	$393.33
		Total Pennsylvania			1	319	98.4%	$393.33
(a)	Carnes Crossing		SC	Summerville		608	84.2%	$215.07
(a)	Conway Plantation		SC	Myrtle Beach		299	81.3%	$181.06
	Saddlebrook		SC	Charleston		426	93.0%	$226.55
		Total South Carolina			3	1,333	86.3%	$211.84
(a)	Eagle Creek		TX	Tyler		198	82.3%	$182.17
	Homestead Ranch		TX	McAllen		126	81.7%	$225.84
	Leisure World		TX	Brownsville		201	91.5%	$234.57
	The Homestead		TX	McAllen		99	97.0%	$246.76
	Trail’s End		TX	Brownsville		295	74.6%	$232.82
	Arlington Lakeside		TX	Dallas		233	96.1%	$288.90
	Creekside		TX	Dallas		585	97.9%	$401.53
	Grand Place		TX	Dallas		333	98.8%	$366.08
(a)	Misty Winds		TX	Corpus Christi		357	86.8%	$284.75
	North Bluff Estates		TX	Austin		274	96.7%	$359.72
	Northwood		TX	Dallas		455	96.9%	$383.81
	Stonegate Austin		TX	Austin		359	95.8%	$385.13
	Stonegate Pines		TX	Dallas		160	97.5%	$322.92

					Total	Total		Weighted
				Location (Closest	Comm-	Number of		Average Monthly
	Community		State	Major City)	unities	Sites	Occupancy	Rent per Site

(b)	Onion Creek		TX	Austin		350	41.4%	$340.02
		Total Texas			14	4,025	88.3%	$329.66
(a)	Regency Lakes		VA	Winchester		384	95.3%	$235.18
		Total Virginia			1	384	95.3%	$235.18
	Eagle Point		WA	Seattle		230	94.3%	$501.95
		Total Washington			1	230	94.3%	$501.95
	Breazeale		WY	Laramie		115	100.0%	$269.21
		Total Wyoming			1	115	100.0%	$269.21

Total					209	69,789	87.9%	$345.80

(a)	these properties are included in our active expansion portfolio
(b)	these properties are included in our greenfield development portfolio

Item 6	Exhibits and Reports on Form 8-K

	(a)	Exhibits and Index of Exhibits None.

	(b)	Reports on Form 8-K None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of August, 2002.

CHATEAU COMMUNITIES, INC.

By: /s/ Tamara D. Fischer Tamara D. Fischer Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)