Form 10-Q
period 2002-09-30
CHATEAU COMMUNITIES INC
filed 2002-11-15
CIK 912393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant’s Common Stock outstanding on October 1, 2002 was 29,290,749 shares.

CHATEAU COMMUNITIES, INC.
FORM 10-Q
INDEX

SIGNATURE	24

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Rental income	$65,692	$59,780	$195,409	$155,876
Interest income	2,835	2,789	8,417	7,469
Management fee and other income	(263)	897	781	3,435

	68,264	63,466	204,607	166,780
Expenses:
Property operating and maintenance	21,830	18,970	61,204	46,602
Real estate taxes	4,404	4,119	13,025	10,854
Depreciation and amortization	18,292	12,704	52,675	35,787
Administrative	3,511	2,398	10,391	7,231
Interest and related amortization	16,736	13,461	50,341	31,648

	64,773	51,652	187,636	132,122

Income before gain (loss) on sale of properties and minority interests	3,491	11,814	16,971	34,658
Gain (loss) on sales of properties	(715)	—	901	—
Minority interests of preferred OP unitholders	(1,524)	(1,523)	(4,570)	(4,570)
Minority interests of common OP unitholders	(208)	(1,581)	(2,218)	(3,826)

Income from continuing operations	1,044	8,710	11,084	26,262

Discontinued operations:
Income from discontinued operations, net of minority interests	108	350	817	930
Impairment / gain on sales of properties, net of minority interests	2,047	—	1,900	—

Income from discontinued operations	2,155	350	2,717	930

Income before cumulative effect of accounting change	3,199	9,060	13,801	27,192
Cumulative effect of accounting change, net of minority interests	—	—	(845)	—

Net income available to common shareholders	$3,199	$9,060	$12,956	$27,192

Earnings per common share / OP unit – basic
Income from continuing operations	$0.04	$0.30	$0.38	$0.92
Income from discontinued operations	0.07	0.01	0.09	0.03

Income before cumulative effect of accounting change	0.11	0.31	0.47	0.95
Cumulative effect of accounting change	—	—	(0.03)	—

Net income available to common shareholders	$0.11	$0.31	$0.44	$0.95

Weighted average common shares - basic	29,282	28,762	29,228	28,679

Earnings per common share / OP unit – diluted
Income from continuing operations	$0.04	$0.30	$0.38	$0.91
Income from discontinued operations	0.07	0.01	0.09	0.03

Income before cumulative effect of accounting change	0.11	0.31	0.47	0.94
Cumulative effect of accounting change	—	—	(0.03)	—

Net income available to common shareholders	$0.11	$0.31	$0.44	$0.94

Weighted average common shares - diluted	29,395	28,922	29,357	28,880

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)

ASSETS
Rental property:
Land	$200,636	$205,416
Land and improvements for expansion sites	108,430	112,821
Depreciable property, net	1,369,724	1,368,437

	1,678,790	1,686,674
Less: accumulated depreciation	331,703	285,209

Net rental property	1,347,087	1,401,465

Rental property held for sale	1,804	6,626
Cash and cash equivalents	3,156	61
Rents and other receivables, net	5,746	17,591
Notes receivable	42,249	45,514
Investments in and advances to affiliates	112,917	108,674
Prepaid expenses and other assets	19,538	11,942

Total assets	$1,532,497	$1,591,873

LIABILITIES

Debt	$1,010,957	$1,053,436
Accrued interest payable	13,592	10,668
Accounts payable and accrued expenses	20,360	24,387
Rents received in advance and security deposits	13,894	12,749
Dividends and distributions payable	20,080	760

Total liabilities	1,078,883	1,102,000

Minority interests in Operating Partnership	138,769	144,919

SHAREHOLDERS’ EQUITY

Preferred stock, $.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 90 million shares authorized; 29,281,841 and 29,188,440, shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	293	292
Additional paid-in capital	500,888	499,068
Dividends in excess of accumulated earnings	(169,506)	(134,158)
Accumulated other comprehensive income	(5,794)	(6,516)
Notes receivable from officers, 415,800 and 577,432 shares outstanding at September 30, 2002 and December 31, 2001, respectively	(11,036)	(13,732)

Total shareholders’ equity	314,845	344,954

Total liabilities and shareholders’ equity	$1,532,497	$1,591,873

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$12,956	$27,192
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in discontinued operations	(1,044)	614
Gain on sales of properties - continuing operations	(901)	—
Income attributed to common minority interests - continuing operations	2,218	3,826
Cumulative effect of accounting change, net of minority interests	845	—
Depreciation and amortization	52,675	35,787
Amortization of debt issuance costs	2,944	703
Increase in operating assets	(3,227)	(1,862)
Increase in operating liabilities	301	7,502

Net cash provided by operating activities	66,767	73,762

Cash flows from investing activities:
Acquisition of CWS	—	(320,486)
Proceeds from dispositions of rental properties	28,575	17,102
Proceeds from dispositions of rental properties, held in escrow	9,910	—
Collection of amounts held in escrow, from prior year property dispositions	10,660	—
Acquisitions of rental properties and land to be developed	(2,672)	(20,766)
Additions to rental property and equipment	(22,208)	(28,615)
Investment in and advances to affiliates	(6,279)	(7,603)
Payments (advances) on notes receivable, net	2,218	(9,500)

Net cash provided by (used in) investing activities	20,204	(369,868)

Cash flows from financing activities:
Borrowings on short-term debt	—	432,551
Proceeds from issuance of Term Loan	125,000	—
Borrowings on line of credit	226,114	—
Payments on line of credit	(227,258)	(101,050)
Re-payment of Acquisition Facility	(162,700)	—
Principal payments on debt	(3,635)	(1,456)
Dividends/distributions to shareholders/OP Unitholders	(38,613)	(35,223)
Payment of debt issuance costs	(3,236)	(1,377)
Exercise of common stock options and other	452	2,874

Net cash provided by (used in) financing activities	(83,876)	296,319

Increase in cash and cash equivalents	3,095	213
Cash and cash equivalents, beginning of period	61	99

Cash and cash equivalents, end of period	$3,156	$312

Supplemental non-cash information:
Fair Market Value of OP Units/common shares issued in connection with acquisitions/development	$1,933	$71,934

Debt and liabilities assumed in connection with acquisitions	$—	$171,748

Notes payable issued in connection with acquisitions	$—	$9,942

Notes receivable issued in connection with OP Unit issuance	$—	$3,028

Accrual of costs associated with acquisition	$—	$4,888

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Background and Basis of Presentation:

Background -
Chateau Communities, Inc. is a real estate investment trust (“REIT”) formed in 1993. We are engaged in owning and operating manufactured housing community properties, primarily through our Operating Partnership, CP Limited Partnership. As of September 30, 2002, our portfolio consisted of 207 properties, containing an aggregate of 68,842 homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 37 properties, containing an aggregate of 8,075 homesites.

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

We own 100% of the preferred stock of Community Sales, Inc. (“CSI”), our taxable service corporation through which we conduct manufactured home sales and brokerage activities. Through our ownership, we are entitled to 100% of the CSI cash flow and economics; however, we account for our investment in CSI using the equity method of accounting, since we do not own any of its voting common stock.

Reclassifications – Certain prior year amounts have been reclassified to conform to current period presentation.

2.      Acquisition of CWS:

On August 3, 2001 we purchased CWS Communities Trust (“CWS”), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the retirement of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued at $30.935 per OP Unit) and $9.9 million in 7.5% Senior Unsecured Notes due 2012 (the “7.5% Notes”). The portfolio, located in 11 states, consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites. We financed the cash portion of this transaction primarily through borrowings under a $323 million bridge facility (the “Acquisition Facility”). A portion of the Acquisition Facility was paid in 2001 and 2002 and the remainder was refinanced in May 2002.

The following unaudited pro forma income statement information for the nine months ended September 30, 2001 has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2001. In addition, the pro forma information is presented as if the disposition of certain CWS properties by us in 2001 had occurred on January 1, 2001. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS Acquisition had been consummated on January 1, 2001.

(in thousands, except per share data)

Revenues	$200,931
Total expenses *	174,877

Income from continuing operations**	$26,054

Earnings per share - basic	$0.75

Earnings per share - diluted	$0.75

Weighted average common shares and OP Units outstanding - basic	34,534

Weighted average common shares and OP Units outstanding - diluted	34,735

______________

*	includes depreciation of $48,000

**	After gain on sale of properties and allocation to Preferred OP Units. Assumes all OP Units are exchanged for common stock.

3.      Comprehensive Income:

Accumulated other comprehensive income includes a cumulative effect of derivative securities from the adoption of FAS 138. Also included in accumulated other comprehensive income is a loss on the derivative which was hedging the issuance of Senior Notes in 2001, $5.8 million as of September 30, 2002. Total comprehensive income for the nine months ended September 30, 2002 is summarized as follows (in thousands):

Net income available to common shareholders	$12,956
Add back: amortization of deferred hedge losses	722

Total comprehensive income	$13,678

4.      Common Stock and Related Transactions:

On August 14, 2002, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of September 30, 2002. The dividend/distribution was paid October 15, 2002 and is included in dividends/distributions payable in the accompanying condensed consolidated balance sheet as of September 30, 2002.

On May 16, 2002, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of June 28, 2002, that was paid in July 2002.

On February 21, 2002, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of March 29, 2002, that was paid in April 2002.

Basic and diluted earnings per share (“EPS”) are summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Basic EPS:
Income from continuing operations plus minority interests of common OP unit holders	$1,252	$10,291	$13,302	$30,088

Weighted average common shares outstanding	29,282	28,762	29,228	28,679
Weighted average common OP Units outstanding	5,829	5,196	5,848	4,178

Weighted average common shares and OP Units - Basic	35,111	33,958	35,076	32,857

Per Share	$0.04	$0.30	$0.38	$0.92

Diluted EPS:
Income from continuing operations plus minority interests of common OP unit holders	$1,252	$10,291	$13,302	$30,088

Weighted average common shares outstanding	29,282	28,762	29,228	28,679
Weighted average common OP Units outstanding	5,829	5,196	5,848	4,178
Employee stock options	113	160	129	201

Weighted average common shares and OP Units - Diluted	35,224	34,118	35,205	33,058

Per Share	$0.04	$0.30	0.38	$0.91

5.      Financing:

The following table sets forth certain information regarding our debt at September 30, 2002:

(In thousands)	Weighted Average Interest Rate	Maturity Date	Principal Balance

Fixed rate mortgage debt	7.70%	2002 - 2011	$282,295
Unsecured Senior Notes	7.47%	2003 - 2021	470,000
Unsecured Installment Notes	7.50%	2012	9,662
Term Loan	3.01%	2004	125,000
Unsecured lines of credit	2.87%	2005	124,000

			$1,010,957

We have a line of credit available with BankOne, N.A., acting as lead agent. In May 2002, we increased the borrowing capacity to $175 million. The term of the facility was extended to February 2005 and as of September 30, 2002, the facility bears interest at LIBOR plus 100 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which, as of September 30, 2002, bears interest at a rate of LIBOR plus 125 basis points and matures in March 2003 (together with our BankOne credit facility, “Credit Facilities”). As of September 30, 2002 we had approximately $124 million outstanding under our Credit Facilities and had available $58.5 million in additional borrowing capacity.

In May 2002, we completed the issuance of a $125 million term loan with BankOne acting as lead agent. As of September 30, 2002, the loan bears interest at LIBOR plus 120 basis points and matures in May 2004. The proceeds were used to pay off our Acquisition Facility that was due to mature in August 2002.

On October 15, 2002, Standard & Poor’s Ratings Services changed our debt rating to BBB-. The reason for the change was due to our announcement of lower than expected earnings for the remainder of 2002 as well as lower coverage ratios since completing the CWS acquisition in 2001. This downgrade resulted in an immediate increase in the interest rate on $250 million of variable rate debt by a range of 15 to 20 basis points.

6.      Related Party Transactions:

During 2002, we purchased additional equity in N’Tandem Trust and as of September 30, 2002, we owned approximately 19 percent of N’Tandem’s outstanding equity. Also, as of September 30, 2002, we had loans and advances of approximately $40 million outstanding to N’Tandem. We also guarantee N’Tandem’s working capital line of credit, which had $16.5 million outstanding as of September 30, 2002. In addition, we own N’Tandem’s external advisor and provide management and other services to N’Tandem. As such, we possess significant influence over the operating and financial decisions of N’Tandem, and accordingly, account for our investment utilizing the equity method of accounting. The following table details the fees charged to N’Tandem for the respective periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Interest income and related fees	$575	$699	$1,958	$2,501
Transaction fees	—	—	—	522
Advisory fees	337	343	1,008	996
Management and overhead fees	397	413	1,177	1,232

	$1,309	$1,455	$4,143	$5,251

Management has evaluated the recoverability of our investment in and advances to N’Tandem and has determined that no valuation allowance is necessary at this time. We will continue to evaluate the recoverability and the need for an allowance.

7.      Rental Property Held for Sale / Discontinued Operations:

Assets held for sale are carried at the lower of book value or fair value, less costs to sell the assets. In the third quarter of 2001, we began implementing a disposition plan with respect to a number of mature properties that no longer meet our portfolio objectives. As of September 30, 2002, we have sold 18 properties and two parcels of land for approximately $82.0 million. During the first nine months of 2002, we sold 12 properties and two parcels of land for a combined gross sales price of approximately $40.2 million and a gain of $4.5 million of which $3.6 million is included in discontinued operations. The net proceeds of $28.6 million were used to reduce outstanding balances under the Acquisition Facility and our Credit Facilities. In addition, we have approximately $9.9 million in an escrow account related to the sale of two properties. Due to the timing of the sale of one property, $2.5 million was received in October 2002. The remaining $7.4 million will be used to purchase two replacement properties in November 2002, to affect a tax-deferred exchange. It is anticipated that these acquisitions will be made from N'Tandem.

During the third quarter 2002, we identified one community for disposition and as such, reclassified this asset from rental property to rental property held for sale. As a result, we evaluated the carrying value of this asset and recognized an asset impairment charge of approximately $1.3 million. For the three and nine month periods presented, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, income from discontinued operations includes the results of operations through the property sale date (if the property was sold prior to September 30, 2002) of nine properties containing 1,751 sites that were sold or designated as held for sale in 2002. As of September 30, 2002, eight of the properties have been sold and the remaining one is expected to close in the next several months.

The following table shows the results of operations for the discontinued operations, in thousands:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenues	$671	$1,104	$3,267	$2,975
Total operating expenses	(342)	(521)	(1,567)	(1,399)
Interest expense and related amortization	(2)	(9)	(27)	(32)
Depreciation expense	(197)	(161)	(693)	(478)

Income from discontinued operations before impairment / gain on sale and common minority interests	130	413	980	1,066
Impairment / gain on sale	2,454	—	2,280	—
Minority interests of common OP unitholders	(429)	(63)	(543)	(136)

Income from discontinued operations, net of minority interests	$2,155	$350	$2,717	$930

In the three months ended March 31, 2002, we sold 3 properties containing 625 sites for net proceeds of approximately $6.3 million. These sales resulted in a net gain of approximately $900,000. As these assets were accounted for as held for sale assets at December 31, 2001, prior to the adoption of SFAS No. 144, the net gains and operating results from these assets were included in continuing operations.

8.      Goodwill:

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually.

SFAS 142 requires us to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. We completed the first step of our goodwill impairment testing by the end of the second fiscal quarter. As a result of performing the first “step” of goodwill impairment testing, we identified impairment related to the goodwill associated with CSI’s only company-owned home sales dealership. As allowed under the transitional provisions of SFAS No. 142, we completed the second “step” in the third quarter of 2002. As a result of this test, we recognized impairment of approximately $1.0 million before allocation to minority interests. The impairment loss has been recorded in the first quarter as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations during the nine months ended September 30, 2002.

9.      New Accounting Pronouncements:

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for us for the year ended December 31, 2003. We do not expect the adoption of SFAS No. 145 will have a significant effect on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 will have a significant effect on our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report and with the December 31, 2001 Form 10-K. Certain information and statements in this discussion constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve our plans, objectives and expectations, which are dependent upon a number of factors, including the ability to maintain rental rates and occupancy, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders, the pace of acquisitions and dispositions, changes in interest rates, competition of other forms of single or multi-family housing and the condition of the capital markets, all of which may affect our ability to achieve our objectives.

Overview

In August 2001, we purchased CWS Communities Trust, a private real estate investment trust (“CWS”), for $552 million. The portfolio, located in 11 states, consisted of 46 manufactured home communities with approximately 16,600 homesites and 1,500 expansion sites and three RV communities. This transaction extended our leading position in the manufactured housing community sector, making us substantially larger than the next largest REIT competitor in our sector.

During the third quarter of 2001, we implemented a disposition plan and from the inception of the plan through September 30, 2002, we have disposed of 18 properties and two parcels of land for approximately $82.0 million (see further discussion under “Liquidity and Capital Resources” below).

As of September 30, 2002, our portfolio comprised 207 manufactured home communities containing 68,842 manufactured homesites and 1,359 park model/RV sites, located in 32 states. We also fee manage 37 properties, containing an aggregate of 8,075 homesites.

Since our organization, we have elected to qualify as a REIT under the Internal Revenue Code and thus do not generally pay Federal corporate income taxes on earnings to the extent that such earnings are distributed to our shareholders in accordance with REIT requirements.

Results of Operations

The following table summarizes certain information relative to our properties as of and for the three and nine months ended September 30, 2002 and 2001. We consider all communities owned by us at both the beginning of the period and the end of the period as our “Same Store Portfolio.”

	Same Store Portfolio		Total Portfolio

	2002	2001	2002	2001

Dollars in thousands, except per site information
As of September 30,
Number of communities	159	159	207	222
Total manufactured homesites	51,636	51,399	68,842	70,858
Occupied sites	44,912	45,671	59,933	62,988
Occupancy	87.0%	88.9%	87.1%	88.9%
For the three months ended September 30,
Rental income	$50,238	$48,438	$65,692	$59,780
Property operating expenses	$19,039	$18,108	$26,234	$23,089
Net operating income	$31,199	$30,330	$39,458	$36,691
Weighted average monthly rent per site	$351	$332	$354	$333
For the nine months ended September 30,
Rental income	$146,490	$142,095	$195,409	$155,876
Property operating expenses	$52,068	$50,598	$74,229	$57,456
Net operating income	$94,422	$91,497	$121,180	$98,420
Weighted average monthly rent per site	$347	$331	$349	$328

Comparison of three months ended September30, 2002 to three months ended September30, 2001

For the three months ended September30, 2002, income from continuing operations was $1,044,000, a decrease of $7,666,000 from the three months ended September30, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS and the loss on sales of properties, offset somewhat by the increase in operating income from the CWS properties and Same Store Portfolio.

Rental revenue for the three months ended September 30, 2002 was $65,692,000 an increase of $5,912,000 from the three months ended September 30, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Same Store Portfolio, offset somewhat by declining occupancy.

As of September 30, 2002, occupancy in our stabilized portfolio was 91.7 percent compared with 93.2 percent at September 30, 2001. The active expansion portfolio had occupancy of 79.1 percent, while our greenfield development portfolio had occupancy of 30.7 percent, for a total occupancy of 87.1 percent. On a per-site basis, weighted monthly rental revenue for the three months ended September 30, 2002 was $354 compared with $333 for the same period in 2001, an increase of 6.3 percent.

Management fee and other income primarily include management and transaction fee income for the management of 37 manufactured home communities for N’Tandem Trust and equity earnings/losses from our taxable REIT subsidiary, Community Sales, Inc. (“CSI”). See further discussion on N’Tandem Trust under “Liquidity and Capital Resources” below.

We recognized a loss of $730,000 from CSI in the third quarter of 2002, compared with a loss of $66,000 in the third quarter of 2001. The increase in losses is primarily due to fewer new home sales, an adjustment to the inventory reserve for obsolescence, and increased overhead costs in the CWS sales locations. The additional inventory reserve adjustment was approximately $285,000 and was due to events in the industry, including an over supply of repossessed and other pre-owned homes. In addition, in the third quarter, CSI recorded a one-time loss of approximately $500,000 in connection with the closure of its only company-owned home sales dealership located in Elkhart, Indiana.

Property operating and maintenance expense for the three months ended September 30, 2002 increased by $2,860,000 or 15.1 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition. The remaining change is due to increases in our Same Store Portfolio, including increased property insurance, healthcare and administrative costs, offset by a decrease in collection costs, which were unusually high in 2001. We expect these costs to continue to increase at levels higher than historic norms.

Administrative expense for the three months ended September 30, 2002 increased by $1,113,000 from the same period a year ago. Administrative expense in the third quarter of 2002 was 5.1 percent of total revenues as compared to 3.8 percent in the same period of 2001. This increase was primarily due to a number of operational-related consulting projects that were completed in the third quarter of 2002.

Depreciation and amortization expense for the three months ended September 30, 2002, increased $5,588,000 from the same period a year ago. The increase is due to the CWS acquisition, as well as increased depreciation in the joint ventures that we consolidate. In addition, corporate depreciation related to investments in technology increased this quarter by $430,000. Depreciation expense as a percentage of average depreciable rental property in the third quarter of 2002 remained relatively unchanged from 2001.

Comparison of nine months ended September30, 2002 to nine months ended September30, 2001

For the nine months ended September30, 2002, income from continuing operations was $11,084,000, a decrease of $15,178,000 from the nine months ended September30, 2001. The decrease was due to increased depreciation and interest from the acquisition of CWS, offset somewhat by the increase in operating income from the acquisition properties and Same Store Portfolio, and the gain on sale of properties.

Rental revenue for the nine months ended September 30, 2002 was $195,409,000 an increase of $39,533,000 from the nine months ended September 30, 2001. The increase is primarily due to the acquisition of CWS and rental increases in our Same Store Portfolio, offset somewhat by declining occupancy. On a per-site basis, weighted monthly rental revenue for the nine months ended September 30, 2002 was $349 compared with $328 for the same period in 2001, an increase of 6.4 percent.

Management fee and other income primarily include management and transaction fee income for the management of 37 manufactured home communities for N’Tandem Trust and equity earnings/losses from CSI. See further discussion on N’Tandem Trust under “Liquidity and Capital Resources” below.

We recognized a loss of $1,430,000 from CSI in the first nine months of 2002, compared with a loss of $341,000 in 2001. The increased losses are due primarily to fewer new home sales and an adjustment to the inventory reserve for obsolescence and increased overhead costs in the CWS sales locations. The additional inventory reserve adjustment was approximately $285,000 and was due to events in the industry, including an over supply of repossessed and other pre-owned homes. In the third quarter, CSI recorded a one-time loss of approximately $500,000 in connection with the closure of its only company-owned home sales dealership located in Elkhart, Indiana. In addition, CSI adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002, resulting in an impairment charge in the first quarter of approximately $1 million. This charge is reflected as a cumulative effect of a change in accounting principle and is not included in CSI’s operating loss.

Property operating and maintenance expense for the nine months ended September 30, 2002 increased by $14,602,000 or 31.3 percent from the same period a year ago. The majority of the increase was due to the CWS acquisition. The remaining change is due to increases in our Same Store Portfolio, including increased property insurance, healthcare and administrative costs offset by a decrease in collection costs, which were unusually high in 2001. We expect these costs to continue to increase at levels higher than historic norms.

Administrative expense for the nine months ended September 30, 2002 increased by $3,160,000 from the same period a year ago. Administrative expense for the first nine months of 2002 was 5.1 percent of total revenues as compared to 4.3 percent in the same period of 2001. This increase was primarily due to a number of operational-related consulting projects that were completed in the first nine months of 2002.

Depreciation and amortization expense for the nine months ended September 30, 2002, increased $16,888,000 from the same period a year ago. The increase is due to the CWS acquisition, as well as increased depreciation in the joint ventures that we consolidate. In addition, corporate depreciation related to investments in technology increased this year by $1,200,000. Depreciation expense as a percentage of average depreciable rental property for the nine months ended September 30, 2002, remained relatively unchanged from 2001.

Industry Conditions

The manufactured housing industry continues to face significant challenges. The financing market for manufactured homes, which is tapped by our residents in purchasing the homes they place in our communities, remains constrained by historical standards. Several lenders have exited the market place while others have tightened their underwriting standards. Additionally, readily available and lower rate mortgage financing for our traditional residents allows them the opportunity to purchase a moderately priced site built home, which carries an affordable monthly payment. These conditions combined with the economic conditions affecting many of our markets has made it more difficult for us to attract new residents, increase occupancy rates and generate a positive contribution from CSI.

In addition, the industry will continue to be challenged by the over supply of repossessed and other pre-owned homes, which may affect the pricing for these homes. We are currently in discussion with a significant retail lender in the industry who owns approximately 400 repossessed homes in our portfolio. This lender currently pays rent on these homes, yet is facing financial difficulty. We are discussing a plan for future rent payments and in certain areas, rent abatement or reduction.

Due to the economic uncertainties and the issues discussed above, we continue to focus on our collection process and costs. Total collection costs, as a percent of revenue continue to be higher than our expectations, specifically in our Detroit and Atlanta markets, and we expect it to continue to be a difficult collection environment.

We are in the process of reviewing our organization structure with the objective of reducing costs. Included in that review, will be an evaluation of our current staffing at both the property, divisional and corporate levels. The evaluation will be completed and the plan implemented in the fourth quarter, to be effective in January 2003. We expect to incur one-time costs in the range of $300,000-$600,000 in connection with this reorganization.

Discontinued Operations

In the third quarter of 2001, we began implementing a disposition plan and started identifying a number of mature properties that no longer meet our portfolio objectives. Assets held for sale are carried at the lower of book value or fair value, less costs to sell the assets. As of September 30, 2002, we have sold 18 properties and two parcels of land for approximately $82.0 million. During the first nine months of 2002, we sold 12 properties and two parcels of land for a combined gross sales price of approximately $40.2 million and a gain of $4.5 million of which $3.6 million is included in discontinued operations. The net proceeds of $28.6 million were used to reduce outstanding balances under the Acquisition Facility and our Credit Facilities. In addition, we have approximately $9.9 million in an escrow account related to the sale of two properties. Due to the timing of the sale of one property, $2.5 million was received in October 2002. The remaining $7.4 million will be used to purchase two replacement properties in November 2002 to affect a tax deferred exchange.

During the third quarter 2002, we identified one community for disposition and as such, reclassified this asset from rental property to rental property held for sale. As a result, we evaluated the carrying value of this asset and recognized an asset impairment charge of approximately $1.3 million. For the three and nine month periods presented, in accordance with SFAS No. 144 “Accounting for The Impairment or Disposal of Long-Lived Assets”, income from discontinued operations includes the results of operations through the property sale date (if the property was sold prior to September 30, 2002) of nine properties containing 1,751 sites that were sold or designated as held for sale in 2002. As of September 30, 2002, eight of the properties have been sold and the remaining one is expected to close in the next several months.

Liquidity and Capital Resources

Net cash provided by operating activities was $66,767,000 for the nine months ended September 30, 2002, compared with $73,762,000 for the nine months ended September 30, 2001. The decrease in cash provided by operating activities was due primarily to payments of operating liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $20,204,000 as compared to net uses of $369,868,000 for the same period in 2001. This amount represents acquisitions, dispositions, investments in and advances to affiliates, lending activity, capital expenditures, and development costs. The decrease in cash used for investing activities is a result of our disposition plan and reduced acquisition activity.

During the nine months ended September 30, 2002, we invested approximately $12.5 million, in cash and OP Units, in the expansion and development of our communities including finish costs on sites added in prior periods and progress on sites that will be added to our portfolio later in 2002. For the nine months ended September 30, 2002, recurring property capital expenditures, other than development costs, were approximately $8.8 million. In addition, we invested approximately $285,000 in storage sheds, $150,000 in sub-metering and $4.6 million, in cash and OP Units, in acquisition capital expenditures. Upon the acquisition of a property or portfolio, capital projects for that acquisition are identified and completed over the first twelve months of our ownership and are considered in our cap rate at the time of acquisition.

Net cash used in financing activities for the nine months ended September 30, 2002 was $83,876,000. This was due primarily to net payments on our Credit Facilities (discussed below) and distributions to our shareholders and OP unitholders.

We have a line of credit available with BankOne, N.A., acting as lead agent. In May 2002, we increased the borrowing capacity to $175 million. The term of the facility was extended to February 2005 and the facility bears interest at LIBOR plus 100 basis points. In addition we have a $7.5 million revolving line of credit from US Bank, which bears interest at a rate of LIBOR plus 125 basis points and matures in March 2003 (together with our BankOne credit facility, “Credit Facilities”). As of September 30, 2002 we had approximately $124 million outstanding under our Credit Facilities and had available $58.5 million in additional borrowing capacity.

In May 2002, we completed the issuance of a $125 million term loan with BankOne acting as lead agent. The loan bears interest at LIBOR plus 120 basis points and matures in May 2004. The proceeds were used to pay off the Acquisition Facility that was due to mature in August 2002.

On October 15, 2002, Standard & Poor’s Ratings Services changed our debt rating to BBB-. The reason for the change was due to our announcement of lower than expected earnings for the remainder of 2002 as well as lower coverage ratios since completing the CWS acquisition in 2001. This downgrade has resulted in an immediate increase in the interest rate on $250 million of variable rate debt by a range of 15 to 20 basis points.

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

We expect to meet our short-term liquidity requirements, including dividends and capital expenditure requirements, through cash flow from operations and, if necessary, and depending on our operating performance, borrowings under our Credit Facilities and other lines of credit.

N’Tandem Trust

During 2002, we purchased additional equity in N’Tandem Trust and as of September 30, 2002, we currently own approximately 19 percent of N’Tandem’s outstanding equity. Also, as of September 30, 2002, we have loaned and advanced approximately $40 million to N’Tandem. We also guarantee N’Tandem’s working capital line of credit, which has $16.5 million outstanding as of September 30, 2002. In addition, we own N’Tandem’s external advisor and provide management and other services to N’Tandem. As such, we possess significant influence over the operating and financial decisions of N’Tandem, and accordingly, account for our investment utilizing the equity method of accounting. The following table details the fees charged to N’Tandem for the respective periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Interest income and related fees	$575	$699	$1,958	$2,501
Transaction fees	—	—	—	522
Advisory fees	337	343	1,008	996
Management and overhead fees	397	413	1,177	1,232

	$1,309	$1,455	$4,143	$5,251

Management has evaluated the recoverability of our investment in and advances to N’Tandem and has determined that no valuation allowance is necessary at this time. We will continue to evaluate the recoverability and the need for an allowance. N’Tandem will likely continue to generate negative cash flow from operations in the near term. We believe that based on current market conditions the loans and advances to N’Tandem will be recovered from the ultimate sale of the properties.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for us for the year ended December 31, 2003. We do not expect the adoption of SFAS No. 145 will have a significant effect on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 will have a significant effect on our results of operations or financial position.

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

Our FFO is calculated as follows:

	For the Quarter ended September 30,		For the Nine Months ended September 30,

	2002	2001	2002	2001

Income available to common shareholders	$3,199	$9,060	$12,956	$27,192
Adjustments:
Depreciation and amortization on rental properties	17,753	12,596	51,173	35,464
Net (gain) loss on sale of rental property	715	—	(901)	—
Minority interests of common OP unitholders	637	1,644	2,592	3,962
Cumulative effect of accounting change	—	—	1,014	—
Discontinued operations:
Depreciation on rental property	197	161	693	478
Impairment / net gain on sale	(2,454)	—	(2,280)	—

FFO	$20,047	$23,461	$65,247	$67,096

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The following table sets forth certain information related to our secured and unsecured indebtedness outstanding as of September 30, 2002:

(In thousands)	Amount of Indebtedness	Percent of Total Debt	Weighted Average Interest Rate	Maturity Date

Mortgage Debt:

FNMA Mortgage (7 properties)	$114,211	11%	7.8%	2010
Northwestern (9 properties)	72,938	7%	7.2%	2009-2010
Other (22 properties)	95,146	10%	7.6%	2002-2011

Total Mortgages	282,295	28%	7.7%
Unsecured Debt:
Unsecured Senior Notes	20,000	2%	7.5%	2003
Unsecured Senior Notes	50,000	5%	8.3%	2021
Unsecured Senior Notes	50,000	5%	8.0%	2003
Unsecured Senior Notes	150,000	15%	7.1%	2011
Unsecured Senior Notes	100,000	10%	8.3%	2005
Unsecured Senior Notes	100,000	10%	6.4%	2004

Total Unsecured Senior Notes	470,000	47%	7.5%

Unsecured Installment Notes	9,662	1%	7.5%	2012

Total Fixed Rate	761,957	76%	7.6%
Variable Rate Debt:
Unsecured Term Loan	125,000	12%	3.0%	2004
Credit Facilities	124,000	12%	2.9%	2005

Total Fixed and Variable	$1,010,957	100%

Based on the average amount outstanding of our variable rate debt for the three and nine months ended September 30, 2002 if the LIBOR rate under these facilities was 100 basis points higher or lower during the three or nine months ended September 30, 2002, then our interest expense (before adjustments for capitalized items), for the periods would have increased or decreased by approximately $623,000 and $1,868,000, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by the regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

Changes in Internal Controls

We also maintain a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and of our compliance with applicable laws and regulations. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date we carried out our evaluation.

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

The following table sets forth certain information, as of September 30, 2002, regarding our properties, excluding the three park model/RV communities. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis.

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	100 Oaks	AL	Fultondale		235	77.9%	$252.26
(a)	Lakewood	AL	Montgomery		396	45.5%	$193.26
	Green Park South	AL	Montgomery		421	90.7%	$287.06
	Total Alabama			3	1,052	70.8%	$255.85
	Westpark	AZ	Phoenix		183	91.3%	$352.89
	Total Arizona			1	183	91.3%	$352.89
	Bermuda Palms	CA	Palm Springs		185	95.1%	$404.15
	Eastridge	CA	San Jose		187	99.5%	$692.41
	La Quinta Ridge	CA	Palm Springs		151	88.1%	$477.49
	The Colony	CA	Palm Springs		220	97.3%	$735.36
	The Orchard	CA	San Francisco		233	99.6%	$663.64
	Green River	CA	Los Angeles		333	99.7%	$757.00
	Jurupa Hills Cascade	CA	Los Angeles		322	99.7%	$615.21
	Los Ranchos	CA	Los Angeles		389	72.5%	$358.88
	Total California			8	2,020	92.9%	$599.56
	CV-Denver	CO	Denver		345	93.3%	$455.84
	CV-Longmont	CO	Longmont		310	98.7%	$462.33
	Friendly Village	CO	Greeley		226	99.1%	$368.27
	Pine Lakes Ranch	CO	Denver		762	98.6%	$431.63
	Redwood Estates	CO	Denver		754	98.0%	$409.25
(b)	Prairie Greens	CO	Denver		139	8.6%	$383.19

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Longview	CO	Longmont		400	99.3%	$431.20
(b)	Antelope Ridge	CO	Colorado Springs		246	34.1%	$329.90
	Total Colorado			8	3,182	89.1%	$423.57
	Cedar Grove	CT	New Haven		60	98.3%	$338.72
	Evergreen	CT	New Haven		102	98.0%	$338.70
	Green Acres	CT	New Haven		64	100.0%	$336.71
	Highland	CT	New Haven		50	96.0%	$343.17
	Total Connecticut			4	276	98.2%	$339.03
	Anchor North	FL	Tampa Bay		93	93.5%	$332.83
	Audubon	FL	Orlando		280	98.2%	$304.90
	Colony Cove	FL	Sarasota		2,210	98.7%	$389.25
	Crystal Lake	FL	St. Petersburg		166	88.0%	$300.34
(a)	Crystal Lakes	FL	Tampa		330	62.7%	$172.56
	CV-Jacksonville	FL	Jacksonville		643	88.3%	$341.55
	Del Tura	FL	Fort Myers		1,344	88.5%	$462.67
	Eldorado Estates	FL	Daytona Beach		126	94.4%	$291.92
	Emerald Lake	FL	Fort Myers		201	99.0%	$316.04
	Fairways Country Club	FL	Orlando		1,141	99.1%	$326.69
(a)	Foxwood Farms	FL	Orlando		375	80.5%	$244.10
	Hidden Valley	FL	Orlando		303	99.3%	$345.26
	Indian Rocks	FL	Clearwater		148	71.6%	$266.00
	Jade Isle	FL	Orlando		101	93.1%	$329.29
	Lakeland Harbor	FL	Tampa		504	99.8%	$277.64
	Lakeland Junction	FL	Tampa		191	99.5%	$220.01
	Lakes at Leesburg	FL	Orlando		640	100.0%	$289.72
	Land O’ Lakes	FL	Orlando		173	93.1%	$277.93
	Midway Estates	FL	Vero Beach		204	58.3%	$357.38
	Oak Springs	FL	Orlando		438	71.2%	$269.23
	Orange Lake	FL	Orlando		242	97.9%	$283.78
	Palm Beach Colony	FL	West Palm Beach		285	93.3%	$328.74
	Pedaler’s Pond	FL	Orlando		214	82.7%	$234.05
	Pinellas Cascades	FL	Clearwater		238	91.2%	$415.32
	Shady Lane	FL	Clearwater		108	94.4%	$292.77
	Shady Oak	FL	Clearwater		250	96.8%	$361.34
	Shady Village	FL	Clearwater		156	96.8%	$338.60
	Southwind Village	FL	Naples		337	94.1%	$344.14
	Starlight Ranch	FL	Orlando		783	95.4%	$343.52
	Tarpon Glen	FL	Clearwater		170	87.1%	$330.25
	Town & Country	FL	Orlando		73	89.0%	$355.76
	Whispering Pines	FL	Clearwater		392	92.3%	$421.98
	Winter Haven Oaks	FL	Orlando		343	53.6%	$228.30
	Beacon Hill Colony	FL	Tampa		201	100.0%	$253.05

	Beacon Terrace	FL	Tampa		297	99.7%	$259.55
	Crystal Lake Club	FL	Tampa		599	79.5%	$313.28
	Haselton Village	FL	Orlando		292	97.9%	$236.78
	Lakeside Terrace	FL	Orlando		241	99.2%	$232.15
(a)	Palm Valley	FL	Orlando		789	81.0%	$377.43
	Parkwood Communities	FL	Orlando		695	95.8%	$189.99
(a)	Pinelake Gardens	FL	Vero Beach		532	86.3%	$352.40
	Shadow Hills	FL	Orlando		670	78.5%	$343.64
	Sunny South Estates	FL	West Palm Beach		319	97.2%	$412.97
	Tara Woods	FL	Tampa		531	98.7%	$347.89
	University Village	FL	Orlando		480	80.2%	$349.22
	Village Green	FL	Vero Beach		780	99.4%	$352.51
	Total Florida			46	19,628	90.8%	$333.36
	Atlanta Meadows	GA	Atlanta		75	97.3%	$284.92
(a)	Butler Creek	GA	Augusta		376	63.0%	$206.56
	Camden Point	GA	Kingsland		268	43.3%	$184.66
	Castlewood Estates	GA	Atlanta		334	81.7%	$350.71

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Colonial Coach Estates	GA	Atlanta		481	75.3%	$334.64
	Golden Valley	GA	Atlanta		131	86.3%	$313.56
	Landmark	GA	Atlanta		524	85.9%	$337.00
	Marnelle	GA	Atlanta		205	88.8%	$326.97
	South Oaks	GA	Atlanta		294	47.3%	$112.89
	Hunter Ridge	GA	Atlanta		829	91.3%	$330.43
	Four Seasons	GA	Atlanta		214	94.4%	$314.19
	Friendly Village	GA	Atlanta		203	97.0%	$390.16
	Lamplighter Village	GA	Atlanta		431	94.7%	$375.01
	Pooles Manor	GA	Atlanta		193	77.2%	$335.69
	Shadowood	GA	Atlanta		506	91.5%	$363.56
	Smoke Creek	GA	Atlanta		264	87.1%	$340.60
	Stone Mountain	GA	Atlanta		354	91.8%	$377.52
	Suburban Woods	GA	Atlanta		216	86.6%	$343.75
	Woodlands of Kennesaw	GA	Atlanta		273	90.1%	$393.25
	Total Georgia			19	6,171	82.8%	$331.61
	Lakewood Estates	IA	Davenport		180	92.2%	$308.80
	Terrace Heights	IA	Dubuque		317	93.7%	$289.16
(b)	Wolf Creek	IA	Des Moines		80	2.5%	$ 0.00
	Total Iowa			3	577	80.6%	$294.93
	Coach Royale	ID	Boise		91	100.0%	$338.14
	Maple Grove Estates	ID	Boise		270	94.4%	$352.38
	Shenandoah Estates	ID	Boise		154	94.8%	$334.23
	Total Idaho			3	515	95.5%	$344.36
	Falcon Farms	IL	Moline		215	91.2%	$285.42
	Maple Ridge/Valley	IL	Kankakee		276	98.6%	$300.87
	Total Illinois			3	491	95.3%	$294.40
(a)	Broadmore	IN	South Bend		370	74.1%	$297.93
	Forest Creek	IN	South Bend		167	85.0%	$329.43
(a)	Fountainvue	IN	Marion		120	86.7%	$197.74
	Hickory Knoll	IN	Indianapolis		325	92.3%	$344.90
	Hoosier Estates	IN	Indianapolis		288	97.6%	$195.63
	Mariwood	IN	Indianapolis		296	92.9%	$323.21
	Oak Ridge	IN	South Bend		204	83.3%	$299.75
(a)	Sherwood	IN	Marion		134	48.5%	$217.85
	Skyway	IN	Indianapolis		156	91.0%	$313.09
	Twin Pines	IN	Goshen		238	91.2%	$309.72
	Total Indiana			10	2,298	85.7%	$273.76
	Mosby’s Point	KY	Cincinnati		150	95.3%	$342.55
	Total Kentucky			1	150	95.3%	$342.55
	Pinecrest Village	LA	Shreveport		446	75.6%	$179.06
	Stonegate, LA	LA	Shreveport		157	95.5%	$203.21

	Total Louisiana			2	603	80.8%	$186.50
	Hillcrest	MA	Boston		83	98.8%	$387.31
	Leisurewoods Rockland	MA	Boston		394	99.2%	$370.41
(a)	Leisurewoods Taunton	MA	Boston		222	100.0%	$327.59
	The Glen	MA	Boston		36	100.0%	$438.89
	Total Massachusetts			4	735	99.5%	$362.67
(a)	Algoma Estates	MI	Grand Rapids		343	83.1%	$337.62
	Anchor Bay	MI	Detroit		1,384	90.8%	$384.70
	Arbor Village	MI	Jackson		266	95.1%	$296.54
	Avon	MI	Detroit		617	95.9%	$456.98
(a)	Canterbury Estates	MI	Grand Rapids		290	65.2%	$257.59
	Chesterfield	MI	Detroit		345	93.6%	$429.53
(a)	Chestnut Creek	MI	Flint		221	88.2%	$342.96
	Clinton	MI	Detroit		1,000	90.6%	$430.63
	Colonial Acres	MI	Kalamazoo		612	87.7%	$334.81
	Colonial Manor	MI	Kalamazoo		195	90.8%	$304.70
	Country Estates	MI	Grand Rapids		254	82.3%	$329.41

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

(a)	Cranberry	MI	Pontiac		328	82.3%	$405.29
(b)	Deerfield Manor (aka Allendale)	MI	Allendale		96	37.5%	$240.26
	Ferrand Estates	MI	Grand Rapids		420	98.6%	$384.76
(a)	Forest Lake Estates	MI	Grand Rapids		221	72.4%	$340.77
(b)	Glenmoor	MI	Grand Rapids		41	24.4%	$203.96
(a)	Grand Blanc	MI	Flint		478	82.8%	$407.80
	Holiday Estates	MI	Grand Rapids		204	96.1%	$362.18
(b)	Holly Hills	MI	Holly		96	77.1%	$180.30
	Howell	MI	Lansing		455	93.4%	$405.88
(a)	Huron Estates	MI	Flint		111	82.9%	$236.21
	Lake in the Hills	MI	Detroit		238	99.2%	$418.01
(a)	Leonard Gardens	MI	Grand Rapids		319	73.4%	$335.83
	Macomb	MI	Detroit		1,427	90.4%	$420.20
(b)	Maple Run	MI	Clio		145	56.6%	$300.88
	Norton Shores	MI	Grand Rapids		656	78.8%	$309.62
	Novi	MI	Detroit		725	88.1%	$455.18
	Oakhill	MI	Flint		504	84.1%	$398.07
	Old Orchard	MI	Flint		200	100.0%	$358.05
	Orion	MI	Detroit		423	92.4%	$387.50
(b)	Pine Lakes	MI	Lapeer		136	63.2%	$333.77
	Pinewood	MI	Columbus		380	90.8%	$343.72
	Pleasant Ridge	MI	Lansing		305	60.3%	$290.32
	Royal Estates	MI	Kalamazoo		183	86.3%	$353.94
	Science City	MI	Midland		171	90.1%	$325.53
	Springbrook	MI	Utica		398	95.5%	$376.11
	Sun Valley	MI	Jackson		197	89.8%	$278.62
	Swan Creek	MI	Ann Arbor		294	99.3%	$400.10
(a)	The Highlands	MI	Flint		682	88.6%	$330.57
(a)	Torrey Hills	MI	Flint		377	87.0%	$358.56
	Valley Vista	MI	Grand Rapids		137	91.2%	$352.84
	Villa	MI	Flint		319	80.9%	$371.84
(a)	Westbrook	MI	Detroit		388	86.9%	$440.90
	Yankee Spring	MI	Grand Rapids		284	82.7%	$278.89
	Total Michigan			44	16,865	87.0%	$376.26
	Cedar Knolls	MN	Minneapolis		458	96.9%	$438.19
	Cimmaron	MN	St. Paul		505	97.6%	$449.80
	Rosemount	MN	Minneapolis/St. Paul		182	98.9%	$427.36
	Twenty-Nine Pines	MN	St. Paul		152	90.1%	$340.76
	Total Minnesota			4	1,297	96.7%	$430.55
(b)	North Creek	MO	Kansas City		234	0.0%	$ 0.00
(a)	Springfield Farms	MO	Springfield		290	56.6%	$198.41

	Total Missouri			2	524	31.3%	$ 25.95
	Autumn Forest	NC	Greensboro		299	72.2%	$258.23
	Foxhall Village	NC	Raleigh		315	92.7%	$341.85
	Oakwood Forest	NC	Greensboro		482	76.1%	$291.86
	Woodlake	NC	Greensboro		308	77.9%	$278.47
	Total North Carolina			4	1,404	79.4%	$295.56
	Buena Vista	ND	Fargo		400	96.8%	$301.99
	Columbia Heights	ND	Grand Forks		302	95.7%	$314.15
	President’s Park	ND	Grand Forks		174	84.5%	$257.79
	Meadow Park	ND	Fargo		117	97.4%	$239.11
	Total North Dakota			4	993	94.4%	$280.93
(a)	Berryman’s Branch	NJ	Philadelphia		257	86.8%	$370.67
	Shenandoah Village	NJ	Philadelphia		359	99.4%	$367.54
	Total New Jersey			2	616	94.2%	$368.74
	Tierra West	NM	Albuquerque		653	57.6%	$339.70
	Total New Mexico			1	653	57.6%	$339.70
	Mountain View	NV	Las Vegas		349	99.4%	$530.62
	Total Nevada			1	349	99.4%	$530.62

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Casual Estates	NY	Syracuse		961	66.1%	$314.74
	Total New York			1	961	66.1%	$314.74
(a)	Hunter’s Chase	OH	Lima		135	66.7%	$179.25
	Vance	OH	Columbus		113	79.6%	$287.44
	Yorktowne	OH	Cincinnati		354	92.7%	$367.03
	Total Ohio			3	602	84.4%	$319.66
	Crestview	OK	Stillwater		238	69.3%	$221.04
	Total Oklahoma			1	238	69.3%	$221.04
	Knoll Terrace	OR	Salem		212	88.2%	$414.22
	Riverview	OR	Portland		133	87.2%	$457.25
	Total Oregon			2	345	87.8%	$430.69
	Greenbriar Village	PA	Allentown		319	99.1%	$405.57
	Total Pennsylvania			1	319	99.06%	$405.57
(a)	Carnes Crossing	SC	Summerville		604	83.9%	$231.06
(a)	Conway Plantation	SC	Myrtle Beach		299	79.3%	$196.11
	Saddlebrook	SC	Charleston		425	96.5%	$237.94
(b)	Oakley Point	SC	Moncks Corner		92	0.0%	$ 0.00
	Total South Carolina			4	1,420	81.3%	$226.32
(a)	Eagle Creek	TX	Tyler		198	81.8%	$183.35
	Arlington Lakeside	TX	Dallas		233	94.4%	$302.36
	Creekside	TX	Dallas		585	98.1%	$414.30
	Grand Place	TX	Dallas		333	97.0%	$377.37
(a)	Misty Winds	TX	Corpus Christi		355	88.5%	$297.40
	North Bluff Estates	TX	Austin		274	98.2%	$359.56
	Northwood	TX	Dallas		455	98.5%	$401.72
	Stonegate Austin	TX	Austin		359	97.2%	$387.17
	Stonegate Pines	TX	Dallas		160	96.9%	$322.98
(b)	Harston Woods	TX	Fort Worth		105	0.0%	$ 0.00
(b)	Onion Creek	TX	Austin		350	44.0%	$333.82
	Total Texas			11	3,407	87.1%	$358.01
(a)	Regency Lakes	VA	Winchester		384	96.4%	$260.09
	Total Virginia			1	384	96.4%	$260.09
	Eagle Point	WA	Seattle		230	93.5%	$515.47
	Total Washington			1	230	93.5%	$515.47
	Breazeale	WY	Laramie		117	99.1%	$282.19
	Total Wyoming			1	117	99.1%	$282.19

Total				203	68,605	87.1%	$348.61

(a)	these properties are included in our active expansion portfolio

(b)	these properties are included in our greenfield development portfolio

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits and Index of Exhibits None.

(b)	Reports on Form 8-K Filed on August 14, 2002 indicating compliance with Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 14th day of November, 2002.

CHATEAU COMMUNITIES, INC.
By:	/s/ TAMARA D. FISCHER

Tamara D. Fischer Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Sarbanes-Oxley §302(a) Certification

I, Gary P. McDaniel, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Chateau Communities, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002	By:	/s/ GARY P. MCDANIEL

Name: Gary P. McDaniel Title: Chief Executive Officer

Sarbanes-Oxley §302(a) Certification

I, Tamara D. Fischer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Chateau Communities, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002	By:	/s/ TAMARA D. FISCHER

Name: Tamara D. Fischer Title: Chief Financial Officer