Form 10-K
period 2002-12-31
CHATEAU COMMUNITIES INC
filed 2003-03-31
CIK 912393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by references in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 10, 2003 was approximately $514,000,000 based on the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock outstanding on March 10, 2003 was 29,398,309 shares.

Portions of the Registrant’s 2002 definitive Proxy Statement to be filed for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CHATEAU COMMUNITIES, INC.

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.             Business

General Development of Business

Chateau Communities, Inc. is a self-administered and self-managed equity real estate investment trust (“REIT”), and the largest owner/manager of manufactured home communities in the United States. We conduct substantially all of our activities through CP Limited Partnership, a Maryland limited partnership (the “Operating Partnership”), in which we own, directly and through ROC Communities, Inc. (“ROC”), the other general partner of the Operating Partnership, an approximate 84% general partner interest. We consider ourselves to be engaged in only one industry segment. We own and operate 204 manufactured home communities (the “Properties”) containing 68,016 homesites and 1,359 park model/RV sites. Our communities are located in 32 states, with 28% of the homesites in Florida and 25% in Michigan. Approximately 28% of our communities target the retirement market, while approximately 72% of our communities target the family living segment. We also fee manage 35 manufactured home communities containing 7,834 homesites. In January 2003, we entered into an agreement to acquire a subsidiary of N’Tandem Trust, which owns 33 of these communities (further described below). We are involved in the development and expansion of manufactured home communities. Through our subsidiary, Community Sales, Inc. (“CSI”), we engage in the sale of new and pre-owned homes, brokerage of pre-owned homes and in assisting residents in arranging financing and insurance services for their homes.

Formation of the Company

We were formed in Maryland on August 25, 1993, as Chateau Properties, Inc., to continue and expand the manufactured home community operations and business objectives of Chateau Estates, a Michigan co-partnership, which had developed, owned and operated manufactured home communities and properties since 1966.

Industry Overview

A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes, including related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a range of architectural styles and floor plans, offering a variety of amenities, custom options and additional structures built on-site, such as garages, carports or storage units.

Modern manufactured home communities are similar to typical residential subdivisions and generally contain centralized entrances, paved streets, curbs, gutters and parkways. In addition, such communities often provide a variety of amenities to residents which may include: a clubhouse; swimming pools and jacuzzis; playgrounds; basketball, shuffleboard, and tennis courts; picnic areas; cable television service; golf courses; marinas; and laundry facilities. Utilities are provided or arranged for by the owner of the community. Some communities arrange water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

The owner of each home in a manufactured home community leases a site from the community. The manufactured home community is the owner of the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and common area maintenance. Each resident is responsible for the maintenance of his/her home and leased site.

Manufactured home communities tend to have stable resident bases, as compared to other forms of multi-family housing, with relatively few residents moving their homes out of the communities. Management thus tends to be more stable, and capital expenditure needs less significant, relative to multi-family rental apartment complexes.

Operating and Investment Strategies

We seek to maximize long-term growth in income and portfolio value through active management and expansion of certain manufactured home communities and selective acquisition and development of additional communities. We focus on manufactured home communities that have growth potential and generally expect to hold our properties for long-term investment and capital appreciation. We will also seek to dispose of properties that do not fit our overall strategic objectives or meet our operating standards.

Operating Strategies

We have actively renewed our focus on basic property management activities, to include:

•         Maintaining or increasing occupancy, to include sales and marketing of new and pre-owned homes and resales;

•         Collections, to maximize cash flow and minimize credit loss;

•         Budget control, to maximize net operating income within predetermined parameters;

•         Community appearance, to ensure the most desirable neighborhood environment; and

•         Resident relations, to enhance customer/homeowner satisfaction and improve resident retention.

We will seek to increase the income generated from our manufactured home communities primarily by filling vacant sites. As of December 31, 2002, we have approximately 9,600 vacant sites in our portfolio.

Investment Strategies

•         Selective acquisition of well-located manufactured home communities that demonstrate the potential for increasing revenue and cash flow through professional property management, improved operating efficiencies, aggressive leasing and, where appropriate, expansion on adjacent land;

•         Selective development of new communities in strategically desirable regions where development is supported by favorable demographics and strong market demand;

•         Capitalize on opportunities to renovate and expand properties consistent with local market demand and growth opportunities; and

•         Selective disposition of operating properties that no longer meet our strategic objectives and investment standards.

Financing Strategies

We seek to maintain a conservative and flexible capital structure that enables us to (i) continue to access the capital markets on favorable terms; (ii) enhance potential earnings growth; (iii) maximize the value of our encumbered assets; and (iv) limit our exposure to variable rate debt. We intend to maintain a debt-to-market capitalization ratio of approximately 50% or less. We will, however, re-evaluate this policy from time to time and decrease or increase such ratio accordingly in light of then current economic conditions, relative costs to us of debt and equity capital, market values of the Properties and other factors.

On August 1, 2001, we purchased CWS Communities Trust (“CWS”), a private real estate investment trust for approximately $552 million. The portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites. We were attracted to the over-all quality of this portfolio and its compelling strategic fit within our larger portfolio. In connection with this acquisition, we increased our debt to market capitalization to slightly more than 50%.

In an effort to bring our leverage more in line with our historical operating parameters, we also embarked during the fourth quarter of 2001 on a strategy to identify non-core assets for disposition. The proceeds from the dispositions will be used to reduce the amount of our outstanding indebtedness.

To the extent we seek to obtain additional financing in the future, we may, depending on market conditions, do so through additional equity or debt financings. Equity financing may include sales of our common stock or preferred stock or issuance of common or preferred partnership units by our Operating Partnership. Debt financings may involve the issuance of secured or unsecured debt and borrowings under existing or new revolving credit facilities.

Expansion and Renovation of Manufactured Home Community Properties

During 2002, we substantially completed the development of approximately 670 sites. As of December 31, 2002, we owned undeveloped land adjacent to certain existing communities containing approximately 4,000 expansion sites, and greenfield developments with a potential of approximately 4,000 future sites, the majority of which are zoned for manufactured housing. The undeveloped land will facilitate additional growth to the extent market conditions warrant. In response to economic conditions that have weakened the demand for manufactured home community sites in many of our markets, we have moderated the pace of our development and expansion activity and will focus on filling the sites already substantially complete and currently vacant. We expect to spend approximately $10 million in finish costs in 2003, as these sites are filled. In addition, where appropriate, we will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their market, and to increase our potential cash flow from the community.

Other Investment Policies

Although we have no current plans to do so, we may make acquisitions, investments and engage in development activities outside of the strategies described above. We may also invest in the securities of other issuers in connection with a proposed or contemplated acquisition. We have and may continue to lend to other unrelated owners of manufactured home communities. We will not engage in trading, underwriting or agency distribution of securities of other issuers. We have in the past and may in the future, depending on market conditions, repurchase our common stock. At all times, we will seek to operate in a manner consistent with maintaining our REIT status.

2002 Portfolio Changes

For 2002, as part of our strategy to bring our debt to market capitalization ratio more in line with historical operating parameters, we have been substantially more focused on property dispositions than on property acquisitions. We have targeted for disposition those assets that do not fit our overall strategic objectives or do not meet our operating standards. During 2002, we disposed of 15 communities, containing 2,973 sites, for proceeds of approximately $50 million.

We plan to dispose of an additional $100 million of assets during 2003 and potentially another aggregate $100-$200 million in 2004 and 2005. The disposition pace and pricing will depend on a number of factors, including the availability and terms of mortgage financing for manufactured housing communities and current capitalization rates.

In an effort to maximize the return on our investment in N’Tandem and to ultimately gain control over the portfolio that we manage for N’Tandem Trust, we signed an agreement in January 2003 to purchase a subsidiary of N’Tandem. This transaction, which carries a total purchase price of approximately $150 million, will require a $5 million additional cash investment. In addition, we will assume $85 million of secured debt and $3 million of other liabilities; payoff N’Tandem’s $16.5 million line of credit, which we currently guarantee; and retire our loans and advances to N’Tandem, of approximately $38 million. The transaction is subject to customary closing conditions, including approval by the shareholders of N’Tandem, and is expected to close in the second quarter of 2003. Assuming the transaction is completed, we plan to market 11 communities for disposition, representing approximately 15% of N’Tandem’s net operating income, in the remainder of 2003.

Sales Brokerage and Finance

We conduct our sales and brokerage activities through our taxable subsidiary, CSI. During 2002, CSI sold 792 new or pre-owned homes and brokered sales of 1,486 homes. CSI also has a financial services group, which arranges financing and insurance services for prospective residents. On a limited basis, CSI provides financing direct to residents. During 2002, the financial services group arranged financing on approximately 620 loans and generated fees of approximately $1,500 per transaction. CSI also provided direct financing on approximately 80 loans, with a total balance of approximately $2.0 million.

Competition

Our properties generally are located in developed areas that include other competitive forms of single or multi-family housing. The affordability of housing alternatives in a particular area could have a material effect on our ability to lease sites at our communities and affect the market rates of rents charged.

Tax Status

We have elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Code”). We are generally not subject to Federal income tax to the extent we distribute 90% of our REIT taxable income to our shareholders. However, we are subject to certain state and local taxes on our income and property. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Other

At December 31, 2002, we had approximately 1,500 employees, of which over 500 were considered part time and 140 were in our regional, divisional and corporate offices. Our executive offices are located at 6160 S. Syracuse Way, Greenwood Village, Colorado 80111 and our telephone number is (303) 741-3707. We maintain an internet website located at www.chateaucomm.com. Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC.

Item 2.             Properties

On December 31, 2002, we owned and operated 204 manufactured home communities containing 68,016 homesites and 1,359 park model/RV sites, in 32 states, with amenities designed for either retirement or family living. We also fee managed 35 manufactured home communities containing 7,834 sites in 14 states. In January 2003, we entered into an agreement to acquire the N’Tandem subsidiary that owns 33 of these communities, on the terms described elsewhere in this report. In addition, on December 31, 2002, we owned undeveloped land adjacent to certain existing communities containing approximately 4,000 expansion sites, and greenfield developments with a potential of approximately 4,000 future sites, the majority of which are zoned for manufactured housing. As of December 31, 2002, 38 properties were encumbered by mortgage debt of $280 million, with a weighted average interest rate of 7.7%.

As of December 31, 2002, occupancy in our stable portfolio was 90.0%, while the total portfolio was 85.8%. On a per-site basis, weighted monthly rental revenue for the year ended December 31, 2002 was nearly $354. Weighted average rent is calculated as rental and utility income for the period, on a monthly basis, divided by the weighted average occupied sites. Weighted average occupancy is computed by averaging the number of revenue producing sites at the end of each month in the period.

We believe that our properties provide amenities and common facilities that create a safe and attractive community for residents. All of our properties provide residents with appealing amenities with the majority offering a clubhouse, a swimming pool and playgrounds. Many properties offer additional amenities, which may include jacuzzis, indoor pools, libraries, shuffleboard, basketball, and tennis courts, golf courses, day care facilities, exercise rooms, marinas and laundry facilities.

Since residents own their homes, it is their responsibility to maintain their homes and surrounding leased sites. The communities have extensive guidelines for maintenance. It is our role to maintain common areas, facilities and amenities and to ensure that residents comply with community guidelines. We hold periodic meetings of our property management teams for training and implementation of our strategies. In addition, the property managers are expected to make a daily inspection of their community. We believe that, due in part to this strategy, our properties historically have had and will continue to have low turnover and high occupancy rates, as compared with other forms of multi-family housing.

Leases

The typical lease entered into between the resident and one of our manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon consent of both parties or, in some instances, as provided by statute.

Property Information

We classify all our properties in one of five categories: stable, greenfield, active expansion, stable with development still available or redevelopment. The stable portfolio includes communities that do not have, or have not recently had, expansion activities. These communities normally have stable occupancy rates. The greenfield portfolio includes our ground-up development properties. The active expansion portfolio includes properties that have recently added homesites to the pool available for rent. Generally, both the greenfield and the active expansion portfolios will have a lower occupancy rate than the stable portfolio, as they are in the lease-up phase. The stable with development still available tends to have lower occupancy rates, as there are sites that have never been filled and are not a high focus due to market conditions. Redevelopment properties are in the process of being renovated and experience lower occupancy as we are making sites available for renovation.

The following table sets forth certain information, as of December 31, 2002, regarding our properties, excluding the three park model/RV communities, two properties held for sale, as well as two of our greenfield properties that have not as yet commenced actual site development. A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year. A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis.

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	100 Oaks	AL	Fultondale		235	75.3%	$272.94
A	Lakewood	AL	Montgomery		396	44.2%	$194.38
	Green Park South	AL	Montgomery		421	90.3%	$285.11
	Total Alabama			3	1,052	69.6%	$260.47
	Westpark	AZ	Phoenix		183	90.7%	$364.80
	Apache East	AZ	Apache Jct		123	91.1%	$191.33
	Denali Park	AZ	Apache Jct		162	82.1%	$198.01
	Total Arizona			3	468	87.8%	$263.55
	Bermuda Palms	CA	Palm Springs		185	97.3%	$368.68
	Eastridge	CA	San Jose		187	99.5%	$698.09
	La Quinta Ridge	CA	Palm Springs		151	91.4%	$430.31
	The Colony	CA	Palm Springs		220	97.3%	$643.79
	The Orchard	CA	San Francisco		233	99.6%	$661.60
	Green River	CA	Los Angeles		333	100.0%	$733.46
	Jurupa Hills Cascade	CA	Los Angeles		322	100.0%	$585.05
	Los Ranchos	CA	Los Angeles		389	73.3%	$366.06
	Total California			8	2,020	93.6%	$573.45
	CV-Denver	CO	Denver		345	92.5%	$457.99
	CV-Longmont	CO	Longmont		310	97.4%	$456.27
	Friendly Village	CO	Greeley		226	98.2%	$368.33
	Pine Lakes Ranch	CO	Denver		762	97.0%	$426.46
	Redwood Estates	CO	Denver		754	98.0%	$411.91
G	Prairie Greens	CO	Denver		139	15.1%	$358.67
	Longview	CO	Longmont		400	98.0%	$437.85
G	Antelope Ridge	CO	Colorado Springs		246	38.2%	$336.82
	Total Colorado			8	3,182	88.9%	$422.93
	Cedar Grove	CT	New Haven		60	96.7%	$338.85
	Evergreen	CT	New Haven		102	98.0%	$345.77
	Green Acres	CT	New Haven		64	100.0%	$340.04
	Highland	CT	New Haven		50	94.0%	$350.99

	Community	States	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Total Connecticut			4	276	97.5%	$343.83
	Anchor North	FL	Tampa Bay		93	94.6%	$318.54
	Audubon	FL	Orlando		280	95.0%	$309.80
	Colony Cove	FL	Sarasota		2,210	98.7%	$390.57
	Crystal Lake	FL	St. Petersburg		166	86.1%	$295.78
A	Crystal Lakes	FL	Tampa		330	64.2%	$171.93
	CV-Jacksonville	FL	Jacksonville		643	84.4%	$342.31
S-D	Del Tura	FL	Fort Myers		1,344	88.2%	$488.31
	Eldorado Estates	FL	Daytona Beach		126	94.4%	$294.32
	Emerald Lake	FL	Fort Myers		201	99.5%	$309.12
	Fairways Country Club	FL	Orlando		1,141	99.2%	$324.42
A	Foxwood Farms	FL	Orlando		375	80.8%	$242.63
	Hidden Valley	FL	Orlando		303	99.7%	$344.70
S-D	Indian Rocks	FL	Clearwater		148	70.9%	$277.33
	Jade Isle	FL	Orlando		101	96.0%	$328.96
	Lakeland Harbor	FL	Tampa		504	99.8%	$275.76
	Lakeland Junction	FL	Tampa		191	100.0%	$217.59
	Lakes at Leesburg	FL	Orlando		640	100.0%	$289.66
	Land O’ Lakes	FL	Orlando		173	93.6%	$280.20
R	Midway Estates	FL	Vero Beach		204	61.8%	$363.10
	Orange Lake	FL	Orlando		242	94.2%	$286.29
	Palm Beach Colony	FL	West Palm Beach		285	93.7%	$332.84
S-D	Pedaler’s Pond	FL	Orlando		214	82.2%	$241.01
	Pinellas Cascades	FL	Clearwater		238	89.1%	$416.66
	Shady Lane	FL	Clearwater		108	91.7%	$278.65
	Shady Oak	FL	Clearwater		250	94.4%	$362.34
	Shady Village	FL	Clearwater		156	96.8%	$337.60
	Southwind Village	FL	Naples		337	96.1%	$348.18
	Starlight Ranch	FL	Orlando		783	95.5%	$344.90
	Tarpon Glen	FL	Clearwater		170	85.9%	$331.52
	Whispering Pines	FL	Clearwater		392	93.6%	$431.19
S-D	Winter Haven Oaks	FL	Orlando		343	53.9%	$227.75
	Beacon Hill Colony	FL	Tampa		201	99.0%	$253.36
	Beacon Terrace	FL	Tampa		297	99.7%	$258.10
	Crystal Lake Club	FL	Tampa		599	79.3%	$314.57
	Haselton Village	FL	Orlando		292	97.6%	$240.23
	Lakeside Terrace	FL	Orlando		241	98.3%	$232.97
A	Palm Valley	FL	Orlando		789	82.3%	$384.98
	Parkwood Communities	FL	Orlando		695	96.0%	$191.70
A	Pinelake Gardens	FL	Vero Beach		532	87.2%	$353.81
	Shadow Hills	FL	Orlando		670	73.9%	$335.55
	Sunny South Estates	FL	West Palm Beach		319	97.5%	$416.51
	Tara Woods	FL	Tampa		531	98.3%	$351.46
	University Village	FL	Orlando		480	81.0%	$335.03
	Village Green	FL	Vero Beach		780	100.0%	$354.73
	Total Florida			44	19,117	91.1%	$335.78
	Atlanta Meadows	GA	Atlanta		75	98.7%	$283.24
A	Butler Creek	GA	Augusta		376	59.8%	$210.15
	Camden Point	GA	Kingsland		268	41.0%	$201.34
	Castlewood Estates	GA	Atlanta		334	82.0%	$361.97
	Colonial Coach Estates	GA	Atlanta		481	71.7%	$348.26

	Community	States	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Golden Valley	GA	Atlanta		131	74.0%	$320.55
	Landmark	GA	Atlanta		524	81.3%	$343.31
	Marnelle	GA	Atlanta		205	87.3%	$330.21
R	South Oaks	GA	Atlanta		294	46.9%	$105.23
	Hunter Ridge	GA	Atlanta		828	86.6%	$337.94
	Four Seasons	GA	Atlanta		214	86.9%	$311.53
	Friendly Village	GA	Atlanta		203	95.1%	$409.44
	Lamplighter Village	GA	Atlanta		431	87.5%	$376.15
	Pooles Manor	GA	Atlanta		194	70.6%	$347.15
	Shadowood	GA	Atlanta		506	83.8%	$371.02
	Smoke Creek	GA	Atlanta		264	84.1%	$341.71
	Stone Mountain	GA	Atlanta		354	83.3%	$387.86
	Suburban Woods	GA	Atlanta		216	74.1%	$361.43
	Woodlands of Kennesaw	GA	Atlanta		273	81.7%	$390.64
	Total Georgia			19	6,171	77.8%	$337.75
	Lakewood Estates	IA	Davenport		180	89.4%	$308.68
	Terrace Heights	IA	Dubuque		317	91.5%	$289.38
G	Wolf Creek	IA	Des Moines		80	6.3%	$244.50
	Total Iowa			3	577	79.0%	$295.70
	Coach Royale	ID	Boise		91	96.7%	$339.67
	Maple Grove Estates	ID	Boise		270	92.2%	$348.98
	Shenandoah Estates	ID	Boise		154	93.5%	$335.38
	Total Idaho			3	515	93.4%	$343.20
	Falcon Farms	IL	Moline		215	89.8%	$284.77
	Maple Ridge/Valley	IL	Kankakee		276	98.6%	$300.71
	Total Illinois			3	491	94.7%	$294.10
A	Broadmore	IN	South Bend		370	68.4%	$295.46
	Forest Creek	IN	South Bend		167	76.6%	$332.38
A	Fountainvue	IN	Marion		120	86.7%	$196.62
	Hickory Knoll	IN	Indianapolis		325	90.8%	$346.80
	Hoosier Estates	IN	Indianapolis		288	97.2%	$194.95
	Mariwood	IN	Indianapolis		296	90.5%	$331.33
	Oak Ridge	IN	South Bend		204	80.4%	$292.70
A	Sherwood	IN	Marion		134	47.8%	$217.30
	Skyway	IN	Indianapolis		156	92.9%	$312.24
	Twin Pines	IN	Goshen		238	91.2%	$308.78
	Total Indiana			10	2,298	83.5%	$290.73
	Mosby’s Point	KY	Cincinnati		150	91.3%	$337.76
	Total Kentucky			1	150	91.3%	$337.76
	Pinecrest Village	LA	Shreveport		446	74.2%	$180.88
	Stonegate, LA	LA	Shreveport		157	94.3%	$202.01
	Total Louisiana			2	603	79.4%	$187.41
	Hillcrest	MA	Boston		83	96.4%	$390.61
	Leisurewoods Rockland	MA	Boston		394	99.2%	$373.09
	Leisurewoods Taunton	MA	Boston		222	100.0%	$327.72
	The Glen	MA	Boston		36	100.0%	$438.41
	Total Massachusetts			4	735	99.2%	$364.43
A	Algoma Estates	MI	Grand Rapids		343	84.8%	$331.08
	Anchor Bay	MI	Detroit		1,384	89.4%	$384.44
	Arbor Village	MI	Jackson		266	91.0%	$296.25
	Avon	MI	Detroit		617	95.0%	$451.22

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

A	Canterbury Estates	MI	Grand Rapids		290	60.7%	$266.92
	Chesterfield	MI	Detroit		345	93.0%	$426.05
A	Timber Heights	MI	Flint		221	84.2%	$332.17
	Clinton	MI	Detroit		1,000	89.0%	$431.28
	Colonial Acres	MI	Kalamazoo		612	84.6%	$333.13
	Colonial Manor	MI	Kalamazoo		195	88.2%	$308.96
	Country Estates	MI	Grand Rapids		254	81.9%	$330.05
A	Cranberry	MI	Pontiac		328	82.9%	$410.60
G	Deerfield Manor (aka Allendale)	MI	Allendale		96	40.6%	$251.06
	Ferrand Estates	MI	Grand Rapids		420	98.8%	$381.35
A	Forest Lake Estates	MI	Grand Rapids		221	69.2%	$329.04
G	Glenmoor	MI	Grand Rapids		41	36.6%	$191.93
A	Grand Blanc	MI	Flint		478	75.5%	$411.05
	Holiday Estates	MI	Grand Rapids		204	93.6%	$350.60
G	Holly Hills	MI	Holly		174	48.9%	$198.56
	Howell	MI	Lansing		455	90.8%	$428.21
A	Huron Estates	MI	Flint		111	83.8%	$236.35
	Lake in the Hills	MI	Detroit		238	96.6%	$431.52
A	Leonard Gardens	MI	Grand Rapids		319	73.0%	$341.89
	Macomb	MI	Detroit		1,427	88.2%	$430.41
G	Maple Run	MI	Flint		146	55.5%	$300.96
S-D	Norton Shores	MI	Grand Rapids		656	77.4%	$309.29
	Novi	MI	Detroit		725	85.5%	$469.03
	Oakhill	MI	Flint		504	81.9%	$406.35
	Old Orchard	MI	Flint		200	99.0%	$371.90
	Orion	MI	Detroit		423	90.1%	$390.12
G	Pine Lakes	MI	Lapeer		136	62.5%	$344.07
	Pinewood	MI	Columbus		380	85.3%	$346.97
	Pleasant Ridge	MI	Lansing		305	57.4%	$250.31
	Royal Estates	MI	Kalamazoo		183	85.8%	$360.53
	Science City	MI	Midland		171	87.7%	$326.05
	Springbrook	MI	Utica		398	94.0%	$379.63
	Swan Creek	MI	Ann Arbor		294	98.6%	$395.81
A	The Highlands	MI	Flint		682	87.1%	$332.24
A	Torrey Hills	MI	Flint		377	86.7%	$353.99
	Valley Vista	MI	Grand Rapids		137	88.3%	$366.93
	Villa	MI	Flint		319	76.2%	$364.22
A	Westbrook	MI	Detroit		388	89.2%	$436.38
S-D	Yankee Spring	MI	Grand Rapids		284	78.2%	$281.79
	Total Michigan			43	16,747	84.8%	$379.44
	Cedar Knolls	MN	Minneapolis		458	96.9%	$439.18
	Cimmaron	MN	St. Paul		505	97.0%	$453.30
	Rosemount	MN	Minneapolis/St. Paul		182	98.4%	$429.06
	Twenty-Nine Pines	MN	St. Paul		152	90.8%	$343.28
	Total Minnesota			4	1,297	96.5%	$432.69
A	Springfield Farms	MO	Springfield		290	54.1%	$202.61
	Total Missouri			1	290	54.1%	$202.61
	Autumn Forest	NC	Greensboro		299	58.9%	$244.27
	Foxhall Village	NC	Raleigh		315	88.3%	$343.75
	Oakwood Forest	NC	Greensboro		482	71.4%	$261.37
	Woodlake	NC	Greensboro		308	74.0%	$250.73

	Community	State	Location (Closest Major City)	Total Comm- unities	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

	Total North Carolina			4	1,404	73.1%	$278.39
	Buena Vista	ND	Fargo		400	95.5%	$296.28
	Columbia Heights	ND	Grand Forks		302	94.7%	$312.46
	President’s Park	ND	Grand Forks		174	83.9%	$261.60
	Meadow Park	ND	Fargo		117	94.0%	$234.43
	Total North Dakota			4	993	93.1%	$288.45
A	Berryman’s Branch	NJ	Philadelphia		257	91.4%	$374.02
	Shenandoah Village	NJ	Philadelphia		359	99.4%	$367.75
	Total New Jersey			2	616	96.1%	$370.24
	Tierra West	NM	Albuquerque		653	51.3%	$344.35
	Total New Mexico			1	653	51.3%	$344.35
	Mountain View	NV	Las Vegas		349	100.0%	$536.46
	Total Nevada			1	349	100.0%	$536.46
R	Casual Estates	NY	Syracuse		961	64.7%	$315.59
	Total New York			1	961	64.7%	$315.59
A	Hunter’s Chase	OH	Lima		135	68.1%	$187.77
R	Vance	OH	Columbus		113	78.8%	$287.15
	Yorktowne	OH	Cincinnati		354	89.3%	$372.08
	Total Ohio			3	602	82.6%	$322.75
	Crestview	OK	Stillwater		238	65.5%	$225.01
	Total Oklahoma			1	238	65.5%	$225.01
	Knoll Terrace	OR	Salem		212	86.8%	$409.53
	Riverview	OR	Portland		133	91.7%	$468.16
	Total Oregon			2	345	88.7%	$432.91
	Greenbriar Village	PA	Allentown		319	98.7%	$396.91
	Total Pennsylvania			1	319	98.75%	$396.91
A	Carnes Crossing	SC	Summerville		604	81.0%	$226.14
A	Conway Plantation	SC	Myrtle Beach		299	68.6%	$219.34
	Saddlebrook	SC	Charleston		425	94.6%	$245.57
G	Oakley Point	SC	Moncks Corner		91	3.3%	$0.00
	Total South Carolina			4	1,419	77.4%	$231.36
A	Eagle Creek	TX	Tyler		193	82.4%	$184.79
	Arlington Lakeside	TX	Dallas		233	88.0%	$312.24
	Creekside	TX	Dallas		583	95.5%	$415.33
	Grand Place	TX	Dallas		334	94.9%	$374.11
A	Misty Winds	TX	Corpus Christi		354	83.3%	$301.74
	North Bluff Estates	TX	Austin		274	95.3%	$364.82
	Northwood	TX	Dallas		451	96.7%	$408.78
	Stonegate Austin	TX	Austin		359	94.7%	$382.43
	Stonegate Pines	TX	Dallas		160	91.9%	$327.39
G	Harston Woods	TX	Fort Worth		106	7.5%	$0.00
G	Onion Creek	TX	Austin		350	44.3%	$330.08
	Total Texas			11	3,397	84.8%	$359.41
A	Regency Lakes	VA	Winchester		384	96.4%	$265.86
	Total Virginia			1	384	96.4%	$265.86
	Eagle Point	WA	Seattle		230	85.2%	$521.40
	Total Washington			1	230	85.2%	$521.40
	Breazeale	WY	Laramie		117	97.4%	$280.85
	Total Wyoming			1	117	97.4%	$280.85

	Total Portfolio			201	68,016	85.8%	$353.88

Legend and Summary of each Portfolio

	Stable Portfolio	151	51,932	90.0%	$363.77
A	Active Expansion Portfolio	29	9,918	77.7%	308.02
G	Greenfield Portfolio	11	1,605	36.8%	295.68
S-D	Stable Portfolio, with development still available	6	2,989	79.7%	375.92
R	Redevelopment Portfolio	4	1,572	62.0%	289.36

	Total Portfolio	201	68,016	85.8%	$353.88

The following table provides additional information for our five largest properties, based on revenues, which together represent approximately 12.6% of our total revenues for the year ended December 31, 2002. We do not have any current plans to dispose of these communities.

	Occupancy					Weighted Average Monthly Rent Per Site

	2002	2001	2000	1999	1998	2002	2001	2000	1999	1998

Anchor Bay	89.4%	93.9%	95.7%	95.5%	94.9%	$384.44	$369.45	$353.19	$338.91	$325.06
Clinton	89.0%	93.3%	97.5%	98.0%	99.2%	$431.28	$381.14	$365.72	$359.78	$353.60
Colony Cove	98.7%	99.1%	99.4%	99.5%	99.9%	$390.57	$375.67	$353.86	$334.53	$320.71
Del Tura	88.2%	88.0%	88.0%	87.8%	89.0%	$488.31	$466.74	$456.20	$444.15	$432.74
Macomb	88.2%	92.6%	98.1%	97.5%	98.2%	$430.41	$411.17	$384.23	$362.79	$352.26

Of the top five properties, Del Tura and Macomb are collateral for a mortgage on these properties that bears interest at a rate of 7.83% per annum and matures in 2010. The other three properties are currently unencumbered.

Item 3.             Legal Proceedings

None.

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2002.

PART II

Item 5.             Market for Registrant’s Common Equity and Related Security Holder Matters

Our Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CPJ. The following table sets forth, for the quarterly periods shown, the high and low sales price per share as reported on the NYSE for the years ended December 31, 2001 and 2002.

	Price Range
			Cash Dividend
Quarter Ended	High	Low	Declared

March 31, 2001	$31.60	$29.19	$0.545
June 30, 2001	$31.75	$29.90	$0.545
September 30, 2001	$31.75	$28.90	$0.545
December 31, 2001	$31.70	$28.95	$0.545

March 31, 2002	$31.73	$28.30	$0.550
June 30, 2002	$31.00	$28.55	$0.550
September 30, 2002	$30.75	$25.86	$0.550
December 31, 2002	$26.55	$21.00	$0.550

Distributions by us, to the extent of our current and accumulated earnings and profits for Federal income tax purposes, will be taxable to stockholders as dividend income or capital gains. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction of the shareholder’s basis in the common stock to the extent thereof, with the remainder as taxable gain.

At March 10, 2003 there were approximately 500 holders of record of our common stock.

Item 6.             Selected Consolidated Financial and Other Data

The selected consolidated financial data set forth below is derived from our audited financial statements for the years ended December 2002, 2001, 2000, 1999 and 1998. The following selected consolidated financial data should be read in conjunction with the more detailed information contained in the consolidated financial statements and related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

As of January 1, 2002, we adopted SFAS 144, which reclassifies the operations of disposed properties that meet certain criteria to discontinued operations. Accordingly, the operating results of these properties have been reclassified for all of the periods presented. During 2002, we adopted SFAS 142 and as a result, impaired the goodwill of CSI’s home sales dealership. This impairment was recorded as a cumulative effect of change in accounting principle in 2002.

We acquired CWS on August 1, 2001 using the purchase method of accounting, and accordingly, the statement of operations data includes the results of CWS since the acquisition. The results of 2002 are not comparable to any other periods presented, due to the acquisition of CWS in 2001 and the disposition of properties throughout the year. The results for 2001 are not comparable to any other periods presented, due to the inclusion of CWS’s results of operations in our statement of operations data since August 1, 2001. We believe the results for 2000, 1999 and 1998 are comparable to each other.

	For the Year Ended December 31,

(In thousands, except per share and site data)	2002	2001(2)(4)	2000 (4)	1999 (4)	1998 (4)

OPERATING DATA:
Total revenues	$269,727	$233,400	$199,416	$184,129	$168,236

Operating income (1)	$153,018	$140,082	$126,009	$113,218	$102,485
Income before cumulative effect of accounting change, net of Minority Interests	$16,446	$26,256	$37,786	$34,626	$26,801

Net income available to common shareholders	$15,601	$26,256	$37,786	$34,626	$26,801

EARNINGS PER COMMON SHARE/OP UNIT DATA:
Net income - basic	$0.53	$0.90	$1.33	$1.23	$0.98
Net income - diluted	$0.53	$0.90	$1.32	$1.23	$0.97
Dividends/distributions declared	$2.20	$2.18	$2.06	$1.94	$1.82
Tax status of dividends, return of capital portion	$1.20	$0.91	$0.64	$0.60	$0.69
Wtd. average common shares outstanding - basic	29,247	28,723	28,480	28,135	27,282
Wtd. average common shares and OP Units outstanding - basic	35,083	33,346	32,130	31,582	30,779

CASH FLOW DATA:
Net cash provided by operating activities	$92,325	$91,263	$84,265	$77,464	$72,560
Net cash provided by (used in) investing activities	$12,758	$(373,413)	$(72,427)	$(56,777)	$(167,089)
Net cash provided by (used in) financing activities	$(103,119)	$282,112	$(12,087)	$(20,789)	$80,069

BALANCE SHEET DATA AT END OF PERIOD:
Rental property, before accumulated depreciation	$1,682,215	$1,686,674	$1,132,493	$1,055,450	$1,026,509
Rental property, net of accumulated depreciation	$1,335,632	$1,401,465	$896,253	$863,435	$875,249
Total assets	$1,514,988	$1,591,873	$1,017,864	$981,673	$959,194
Total debt	$1,013,809	$1,053,436	$531,629	$452,556	$427,778
Minority interests in Operating Partnership	$134,477	$144,919	$116,863	$121,142	$120,475
Shareholders’ equity	$301,239	$344,954	$335,912	$361,820	$367,935

OTHER DATA:
Total properties (at end of period)	204	217	166	165	165
Total sites (at end of period) (3)	68,016	70,723	52,347	51,659	51,101
Occupied sites (at end of period)	58,388	62,478	47,678	47,383	47,192
Weighted average occupied sites	60,811	54,333	47,466	47,181	45,882
Funds from operations (5)	$80,187	$88,331	$85,917	$77,629	$69,392

Reconciliation of FFO

Income available to common shareholders	$15,601	$26,256	$37,786	$34,626	$26,801
Adjustments:
Depreciation and amortization on rental properties	68,203	55,716	42,365	40,672	38,331
Net (gain) loss on sale of rental property	(1,435)	1,503	—	(2,805)	—
Minority interests of common OP unitholders	3,113	3,768	4,842	4,242	3,436
Cumulative effect of accounting change	1,014	—	—	—	—
Discontinued operations:
Depreciation on rental property	787	1,088	924	894	824
Impairment / net gain on sale	(7,096)	—	—	—	—

FFO	$80,187	$88,331	$85,917	$77,629	$69,392

______________

   (1)    Operating income represents total revenues less property operating and maintenance expense, real estate taxes and administrative expense. Operating income is a measure of the performance of the properties before the effects of depreciation and interest and related amortization costs.

   (2)    In August 2001, we purchased CWS for $552 million.

   (3)    Does not include park model/RV sites.

   (4)    Amounts differ from previously reported amounts due to classification changes of discontinued operations from the implementation of SFAS 144, for properties sold or held for sale during 2002.

   (5)    Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as consolidated net income without giving effect to gains (or losses) from sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (iii) is not an alternative to cash flows as a measure of liquidity; and (iv) may not be comparable to similarly titled measures reported by other companies.

Item 7.             Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward looking statements may involve our plans, objectives and expectations, that may be impacted by a number of risks and uncertainties. Those risks and uncertainties include, but are not limited to: national, regional and local economic climates, competition from other forms of single or multi-family housing, changes in market rental rates, supply and demand for affordable housing, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and occupancy, the level of repossessions by manufactured home lenders, changes in interest rates, the pace of dispositions, our corporate debt ratings, and the condition of capital markets. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

We were formed as a REIT in August 1993 to own, operate, manage, acquire, develop and expand manufactured housing communities. A manufactured home community is a residential subdivision designed and improved with homesites for the placement of manufactured homes, including related improvements and amenities. Manufactured homes are detached, single-family homes that are produced off-site by manufacturers and installed on sites within the community. The owner of the home leases the site from us, generally for a term of one year or less. We conduct substantially all of our activities through our Operating Partnership in which we owned a combined 84% general partner interest as of December 31, 2002. Since our organization, we have elected to qualify as a REIT under the Code and thus do not generally pay Federal income taxes to the extent that such earnings are distributed to shareholders in accordance with REIT requirements.

As of December 31, 2002, we owned 204 properties containing an aggregate of 68,016 homesites and 1,359 park mode/RV sites, located in 32 states. Approximately 28% of these homesites were in Florida, 25% were in Michigan, and 9% were in Georgia. We also fee managed 35 properties containing an aggregate of 7,834 homesites. In January 2003, we entered into an agreement to acquire the N’Tandem subsidiary that owns 33 of these communities (further described below).

Our growth since the beginning of 2000 can be attributed to community acquisitions, increased operating performance at existing communities, community expansions, and new community development, offset somewhat by property dispositions. We increased our portfolio by 16,357 manufactured homesites over the three-year period ended December 31, 2002 from the acquisition of 53 communities and the development of approximately 2,000 additional sites, net of dispositions. The acquisitions included a single transaction completed on August 1, 2001, in which we purchased CWS for approximately $552 million. The CWS portfolio consisted of 46 manufactured home communities with approximately 16,600 homesites.

During the third quarter of 2001, we began the implementation of our plan to dispose of those communities that do not fit our overall strategic objectives or do not meet our operating standards. From the inception of the plan through December 31, 2002, we have disposed of an aggregate 22 properties and three parcels of land for approximately $92.2 million (see further discussion under “Liquidity and Capital Resources” below).

We conduct manufactured home sales and brokerage activities through CSI, our taxable subsidiary. We own 100% of the preferred stock and are entitled to 100% of CSI’s cash flow. We account for our investment in CSI utilizing the equity method of accounting, since we do not own any of the voting common stock of CSI. Equity earnings or losses are included in management fee and other income in the accompanying statements of income.

Historical Results of Operations

Our results of operations in 2002 were adversely impacted by several factors affecting our communities and the manufactured housing industry in general, including:

•         General weakening economic conditions, which are more pronounced in certain markets in which we operate, specifically, greater Atlanta, Indiana, Michigan and the Southeast, other than Florida.

•         Several retail lenders who provide financing to our residents have exited the market place, while others have tightened their underwriting standards, making it more difficult for prospective residents to finance homes to be placed in our communities.

•         Readily available and lower rate mortgage financing allows our traditional customers the opportunity to purchase a moderately priced site-built home, with an affordable monthly payment.

•         Two retail lenders filed for protection under the bankruptcy laws in the fourth quarter of 2002. This has affected the pricing of manufactured homes by increasing the supply of repossessed and other pre-owned homes. In addition, these lenders were making rental payments on an aggregate of 800 sites that they were occupying as a result of their repossession of homes from our residents. Effective in the fourth quarter of 2002, these lenders discontinued rental payments on these sites.

These factors have made it more difficult for us to attract new residents and maintain historical occupancy rates at our communities. In addition, these factors have led to increased repossessions, increased collection costs and losses of value in home inventory held by CSI.

During 2002, in an effort to mitigate some of the above factors, we began a restructuring of some of our property, divisional and corporate departments. In connection with these steps, we incurred a one-time charge in the fourth quarter of approximately $1.1 million. We also incurred additional severance of $1.3 million in connection with the resignation of our Chief Executive Officer during the fourth quarter of 2002.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

The following table summarizes certain information relative to our properties, as of and for the years ended December 31, 2002 and 2001. We consider all communities owned by us at both January 1, 2001 and December 31, 2002, as the “Same Store Portfolio”.

	Same Store Portfolio		Total Portfolio

Dollars in thousands, except per site	2002	2001	2002	2001

As of December 31,

Number of communities	155	155	204	217
Total manufactured homesites	50,765	50,365	68,016	70,723
Occupied sites	43,461	44,687	58,388	62,478
Occupancy %	85.6%	88.7%	85.8%	88.3%

For the year ended December 31,

Rental income	$192,758	$187,906	$258,023	$218,310
Property operating expenses	$70,268	$68,927	$100,658	$83,437
Net operating income	$122,490	$118,979	$157,365	$134,873
Weighted average monthly rent per site	$349	$335	$350	$331

For the year ended December 31, 2002, income from continuing operations was $9.2 million, a decrease of $15.3 million from the year ended December 31, 2001. The decrease was due primarily to increased depreciation and interest due to the CWS acquisition, the disposition of 15 properties and the related loss of net operating income from those properties and one-time severance and related costs, offset somewhat by increased operating income from the CWS properties and the Same Store Portfolio. Included in the results for 2002 are one time severance and related closing costs of $2.4 million.

Rental revenue for the year ended December 31, 2002 was $258 million, an increase of $39.7 million from 2001. Approximately 88% of the increase was due to acquisitions, net of dispositions, and the remainder was due to rental increases in our Same Store Portfolio, notwithstanding modest declines in occupancy rates. On a per-site basis, weighted monthly rental revenue for the Same Store Portfolio for the year ended December 31, 2002 was $349 compared with $335 for the same period in 2001, an increase of 4.2%. Our rental increases in 2002 averaged 4.3%.

As of December 31, 2002, the occupancy rate was 90.0% in our stable portfolio, 77.7% in our active expansion portfolio, 79.7% in our stable portfolio with development still available, 62.0% in our redevelopment portfolio and 36.8% in our greenfield development portfolio. The aggregate occupancy rate across all our properties was 85.8%. This compares to an occupancy rate at December 31, 2001 of 92.5% in the stable portfolio, 79.5% in the active expansion portfolio, 30.8 % in the greenfield portfolio, and 88.3% in the aggregate. The decline in our total occupancy rate is due to the loss of 1,600 revenue producing sites in 2002, due, in part, to the discontinuation of rental payments on approximately 800 sites, by lenders that filed for bankruptcy protection during 2002 (described above) and the addition of 673 sites to available sites through our development and expansion activities. Economic factors in several markets contributed to the loss of revenue producing sites. In 2003, we expect flat occupancy on our stable portfolio and an increase of approximately 200-400 sites in our active expansion and greenfield portfolios.

Management fee and other income primarily include management fee and transaction fee income for the management of 35 manufactured home communities and equity earnings or losses from CSI. The decrease is due to reduced fees from N’Tandem (see further discussion under “N’Tandem” below) and a decline in income from CSI. We recognized a loss of $2.5 million from CSI in 2002, compared with breakeven performance in 2001. Losses in 2002 are primarily due to increases in the inventory reserve and losses of $800,000 in connection with the closure of the only company-owned home sales dealership. The additional inventory reserve adjustments made in 2002 were approximately $1.5 million and were due to factors discussed above, which have exerted downward pressure on the value of manufactured homes. CSI has an investment of approximately $25.6 million in homes, of which, approximately $20.1 million is inventory held for sale and $5.5 million are sales offices, models, and rental homes.

Property operating and maintenance expense for the year ended December 31, 2002 increased by $15.3 million or 22% from the prior year. The majority of the increase was due to the acquisition of CWS, along with increased operating expenses in our Same Store Portfolio. The operating expenses in the Same Store Portfolio increased approximately 2.3%. The increase was due primarily to increased insurance, healthcare, repairs and maintenance and administrative costs, significantly offset by a decrease in collection costs. We expect the increases in insurance and healthcare costs to continue into the foreseeable future. In 2002, collection costs (including bad debt and legal collection expenses) were approximately 2.1% of rental income, compared to 3.0% in 2001. Although this cost continues to run at levels higher than historic levels, we expect modest improvement until economic conditions in certain key markets improve.

Real estate taxes for the year ended December 31, 2002 increased by $1.9 million or 13% from the year ended December 31, 2001. The increase is due primarily to acquisitions, expansion of communities and increases in property tax rates. On a per site basis, monthly weighted average real estate taxes were consistent at $24 in 2002 and 2001. Real estate taxes may increase or decrease due to inflation, expansion and improvement of communities, as well as changes in taxation in the tax jurisdictions in which we operate.

Administrative expense for the year ended December 31, 2002 increased by $3.8 million from the same period a year ago. Administrative expense for 2002 was 5.1% of total revenues as compared to 4.2% in the same period of 2001. The increase in total costs was primarily due to a number of operational-related consulting projects of approximately $800,000 that were completed in the first nine months of 2002, as well as increased corporate and divisional expenses in connection with the CWS acquisition.

Interest and related amortization costs increased for the year ended December 31, 2002 by $19.5 million, as compared with the year ended December 31, 2001. The increase is attributed primarily to indebtedness incurred to finance the CWS acquisition and increased borrowing to fund our lending activities, offset somewhat by a decrease in interest rates. Interest expense as a percentage of average debt outstanding was approximately 6.6% in 2002 and 6.7% in 2001.

Depreciation expense for the year ended December 31, 2002 increased $13.3 million from the same period a year ago. The increase is directly attributed to the CWS acquisition, expansions, and additions of rental property, offset partially by property dispositions. Depreciation expense as a percentage of average depreciable rental property in 2002 remained relatively unchanged from 2001.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

The following table summarizes certain information relative to our properties, as of and for the years ended December 31, 2001 and 2000. We consider all communities owned by us at both January 1, 2000 and December 31, 2001 as the “Same Store Portfolio”.

	Same Store Portfolio (a)		Total Portfolio

Dollars in thousands, except per site	2001	2000	2001	2000

As of December 31,

Number of Communities	160	160	217	166
Total manufactured homesites	52,078	51,570	70,723	52,347
Occupied sites	46,455	47,114	62,478	47,678
Occupancy %	89.2%	91.4%	88.3%	91.1%

For the year ended December 31,

Rental Income	$192,234	$185,026	$218,310	$181,616
Property operating expenses	$73,066	$65,417	$83,437	$63,529
Net operating income	$119,168	$119,609	$134,873	$118,087
Weighted average monthly rent per site	$331	$316	$331	$316

   (a)    Operational information for the Same Store Portfolio is larger than the Total Portfolio due to the segregation of discontinued operations.

For the year ended December 31, 2001, income from continuing operations was $24.4 million, a decrease of $11.5 million from the year ended December 31, 2000. The decrease was due primarily to increased depreciation and interest due to the acquisition of CWS, offset somewhat by increased operating income from the CWS properties.

Rental revenue for the year ended December 31, 2001 was $218.3 million, an increase of $36.7 million from 2000. Approximately 81% of the increase was due to acquisitions, net of dispositions, and 19% was due to rental increases in our Same Store Portfolio.

As of December 31, 2001, the occupancy rate in our stable portfolio was 92.5%. The active expansion portfolio had an occupancy rate of 79.5%, while our greenfield development portfolio had an occupancy rate of 30.8%, for an aggregate occupancy rate of 88.3%. On a per-site basis, weighted monthly rental revenue for our Same Store Portfolio for the year ended December 31, 2001 was $331 compared with $316 in 2000, an increase of 4.7%.

Management fee and other income primarily include management fee and transaction fee income for the management of 38 manufactured home communities and equity earnings from CSI (see further discussion in “N’Tandem” below).

Property operating and maintenance expense for the year ended December 31, 2001 increased by $17.7 million or 35% from the prior year. The majority of the increase was due to the acquisition of CWS, increased bad debt and collection costs of approximately $5.2 million, and operating expense increases in our Same Store Portfolio. The increase in bad debt expense was due to economic conditions as well as the implementation of our enterprise-wide technology system. In many of our market areas the economic conditions created a more difficult than normal collections environment, which significantly impacted the cost of collections, as well as the overall ability to collect past due amounts. In addition, difficulties encountered related to the implementation and utilization of our enterprise-wide technology system, which was initiated in the last quarter of 2000, were also a factor in the unusually high expense recognized in 2001.

Real estate taxes for the year ended December 31, 2001 increased by $2.2 million or 17% from the year ended December 31, 2000. The increase is due primarily to acquisitions, expansion of communities, and increases in property tax rates. On a per site basis, monthly weighted average real estate taxes were $24 in 2001 compared to $23 in 2000. Real estate taxes may increase or decrease due to inflation, expansion and improvement of communities, as well as changes in taxation in the tax jurisdictions in which we operate.

Administrative expense in 2001 was 4.2% of total revenues as compared to 4.9% in 2000.

Interest and related amortization costs increased for the year ended December 31, 2001 by $11.4 million, as compared with the year ended December 31, 2000. The increase is attributed primarily to the indebtedness incurred to finance the CWS portfolio acquisition, other acquisitions and lending activities. Interest expense as a percentage of average debt outstanding decreased to approximately 6.7% in 2001 from 7.3% in 2000, due to lower interest rates, and greater amounts of variable rate debt.

Depreciation expense for the year ended December 31, 2001 increased $13.8 million from the same period a year ago. The increase is directly attributed to the CWS acquisition, other acquisitions, expansions, and additions of rental property. Depreciation expense as a percentage of average depreciable rental property in 2001 remained relatively unchanged from 2000.

Discontinued Operations

During 2002, we sold 11 communities whose results are included in discontinued operations. Consistent with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” income from discontinued operations, for all periods presented, includes the results of operations through the property sale date (if the property was sold prior to December 31, 2002) and the results of operations for the properties held for sale through December 31, 2002.

In addition to the 11 sold communities, we have two communities that are classified as held for sale and are included in discontinued operations (see further discussion under “2002 Portfolio Changes” below). Properties are identified as assets held for sale when certain criteria are met, and are adjusted to the lower of book value or fair value less costs to sell the assets at the time of reclassification.

Cumulative Effect of a Change in Accounting Principle

CSI adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002, resulting in an impairment charge in the first quarter of approximately $1 million. This resulted from an impairment in the goodwill related to its investment in the only company owned home sales dealership. This charge is reflected as a cumulative effect of a change in accounting principle and is not included in CSI’s operating loss.

Liquidity and Capital Resources

Net cash provided by operating activities was $92.3 million for the year ended December 31, 2002, compared to $91.3 million for the same period in 2001.

Net cash provided by investing activities for the year ended December 31, 2002 was $12.8 million. This amount is comprised of proceeds from the disposition of rental properties, offset by investments in development, acquisitions and recurring and nonrecurring capital expenditures, as well as additional investments in and advances to affiliates. During 2002, we advanced an additional $6 million to CSI to primarily fund inventory, and an additional $4.3 million to N’Tandem to primarily fund payments of debt.

Net cash used in financing activities for the year ended December 31, 2002 was $103.1 million. This consisted primarily of net payments on our Credit Facilities (discussed below) and distributions to our shareholders and OP Unitholders of $58 million. Our 2002 fourth quarter dividend/distribution was paid in January 2003.

We anticipate that cash generated from operating activities and borrowing on our Credit Facilities will continue to provide the necessary funding for our short-term liquidity needs such as operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and dividends and distributions to our shareholders and OP Unitholders so that we may comply with REIT requirements.

Our long-term liquidity is affected by a number of factors, including the acquisition and disposition of properties, the amount of nonrecurring capital expenditures, the pace and cost of new and existing community development and expansion activities, our credit ratings with the national rating agencies and the timing of principal payments due on our indebtedness.

We have a line of credit available with Bank One, N.A., acting as lead agent. In May 2002, we increased the borrowing capacity under this facility to $175 million. The term of the facility was extended to February 2005 with the facility currently bearing interest at LIBOR plus 115 basis points. In addition, we have a $7.5 million revolving line of credit (together with our BankOne credit facility, “Credit Facilities”). As of December 31, 2002 we had approximately $129 million outstanding under our Credit Facilities and had $53.5 million available in additional borrowing capacity.

As of December 31, 2002, we had outstanding, in addition to the Credit Facilities, $470 million of senior unsecured debt with a weighted average interest rate and remaining maturity of 7.5% and 5.8 years, respectively, $280 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.7% and 6.6 years, respectively, $9.7 million unsecured installment notes with an interest rate of 7.5% and a $125 million unsecured term loan with an interest rate of 3.0%. As of December 31, 2002, we had approximately $1.0 billion of total debt outstanding, representing approximately 53.6% of our total market capitalization. We consider market capitalization to be the sum of outstanding debt, preferred OP units and the market value of our outstanding common shares and OP Units, all at the end of the period. All of the debt is fixed rate debt, other than our Credit Facilities and Term Loan. The fixed rate debt carries a weighted average interest rate of 7.6%.

In May 2002, we completed the issuance of a $125 million term loan with BankOne acting as lead agent. The loan currently bears interest at LIBOR plus 140 basis points and matures in May 2004 (the “Term Loan”). The proceeds were used to pay off our acquisition facility from the CWS acquisition that was due to mature in August 2002.

On October 15, 2002, Standard & Poor’s Ratings Services (“S&P”) changed our debt rating to BBB-. This downgrade, although still investment grade, resulted in an increase in the interest rate on $250 million of variable rate debt by a range of 15 to 20 basis points. In January 2003, S&P affirmed our credit ratings, but revised its outlook of our company from stable to negative.

In December 2002, Moody’s Investors Service (“Moody’s”) affirmed our debt rating at Baa3, at which time the outlook of our company was changed from stable to negative. In March 2003, Moody’s revised our debt rating to Ba1, outlook uncertain. Among other things, the downgrade was attributed to uncertainty regarding plans to address 2004 and 2005 debt maturities.

As we have done historically, we expect to finance future debt maturities and meet our long-term liquidity needs through proceeds from property dispositions, additional borrowings under our existing or new credit facilities, issuances of new secured or unsecured debt financings or where appropriate, additional issuances of equity.

This change in investment grade rating will increase our interest costs on our variable rate debt by approximately 35 basis points and our rates on the $20 million and $50 million senior unsecured debt will increase to 9.52% and 10.3%, respectively. In addition, with the change in ratings, we may be required to repurchase $20 million of privately issued unsecured debt, at the lender’s option, including related interest and other charges. This debt is currently scheduled to mature November 2003.

This downgrade may result in increased borrowing costs on current or future debt and may restrict our access to unsecured debt capital markets.

The following is a summary of our aggregate commitments, in millions, as of December 31, 2002:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Fixed rate debt	$760	$76	$235	$38	$411
Variable rate debt	254	—	254	—	—

		Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 year		1 – 3 years		4 – 5 years		After 5 years

Lines of credit	$183	$8		$175		—		—
Guarantees	35		(a)		(a)		(a)		(a)

    (a)    These guarantees expire at various times.

We have approximately $70 million of senior unsecured notes maturing in 2003, $50 million in August and $20 million in November. We expect to repay the balance with the proceeds from property dispositions, borrowings on our Credit Facilities or the issuance of additional secured or unsecured debt.

The unsecured financing arrangements contain customary covenants, including a debt service coverage ratio, a dividend payout ratio, a minimum value of unencumbered assets, and a restriction on the incurrence of additional indebtedness without a corresponding increase in rental property. Our BankOne Credit Facility and Term Loan were amended effective December 31, 2002. These amendments modified three covenants through June 30, 2004. These amendments resulted in additional restrictions on the repurchase of our common stock and our borrowing capacity, as well as, adjusted interest rates based on our leverage and corporate investment ratings.

Our borrowing capacity on the Bank One Credit Facility is reduced by $10 million each month, beginning in April 2003, to ensure availability of $50 million under the Credit Facility in August 2003, at which time of $50 million of senior unsecured notes will mature. Subsequent to the repayment, our borrowing capacity will be restored to $175 million. Our capacity will then be restricted by $20 million through November 2003 to ensure adequate borrowing capacity upon maturity of $20 million of senior unsecured debt. Subsequent to that repayment, our borrowing capacity will be restored to $175 million. After the repayment of our 2003 maturities, we will be required to utilize the next $35 million of proceeds from property dispositions to pay down the Term Loan.

In addition, we had several covenants regarding leverage ratios with $70 million of senior unsecured debt with one lender. In November 2003, $20 million of this debt is scheduled to mature, while the balance is scheduled to mature in October 2021. Effective December 31, 2002, we received waivers for these covenants and amended the covenants going forward. The amended agreements do not restrict our leverage, but require increases in interest rates by up to 200 basis points, based on our leverage and corporate investment rating.

Also, the lender was given the option to convert the $50 million of unsecured debt to secured debt. Effective March 2003, the lender has exercised that option and we are in the process of identifying several adult communities to serve as collateral for that loan. We expect this transaction to be completed in the second quarter of 2003.

Although we expect to be in compliance with the amended debt covenants throughout 2003, our ability to be in compliance is contingent on a number of factors, including:

•      The pace of dispositions

•      Our operating performance

•      Current interest rates

•      Our dividend policy

2002 Portfolio Change

As part of our strategy to bring our overall debt to market capitalization ratio more in line with our historical operating parameters, during 2002 we disposed of 15 properties, as outlined in the table below:

(Dollars in thousands)	Number of Communities	Number of Sites	Gross Sales Price	Gain / (Loss) on Sale

Included in Discontinued Operations	11	2,250	$41,440	$8,879
Included in Continuing Operations	4	723	$8,450	(401)

2002 totals	15	2,973	$49,890	$8,478
2001 totals - all included in Continuing Operations	7	1,255	$42,310	$586

Grand total	22	4,228	$92,200	$9,064

The proceeds from the dispositions were used to repay amounts outstanding under our acquisition facility incurred in connection with the CWS acquisition and borrowings under our Credit Facilities.

As a continuing part of our long-term strategic plan, we expect to dispose of an additional $100 million of assets during 2003 (of which $6 million meet the held for sale criteria under SFAS 144) and potentially another aggregate $100-$200 million in 2004 and 2005. The disposition pace and pricing will depend on a number of factors, including the availability and terms of mortgage financing for manufactured housing communities and current capitalization rates.

Capital Investments

Our investment in capital improvements for the years ended December 31, is as follows (in thousands, except per site):

	2002	2001

Recurring capital expenditures (per site average for 2002 and 2001, $185 and $134, respectively) (a)	$10,933	$7,242
Site upgrades (b)	1,704	1,542
Acquisitions (c)	11,432	591,737
Expansions and development (d)	16,143	25,928
Revenue producing (e)	755	1,719

Total	$40,967	$628,168

   (a)    Includes capital expenditures necessary to maintain asset quality, including purchasing and replacing assets used to operate the community. These capital expenditures do not include water meters, sheds, homes, or acquisitions. This is the actual cost to maintain the asset quality in the communities. e.g. clubhouse and building improvements, vehicles and maintenance equipment, road and other paving work, utility systems, common area amenities, drainage etc. Minimum capitalizable amount of project is $1,000.

   (b)    Includes costs that are incurred when an existing older home (usually a smaller single-sectional home) moves out, and the site is prepared for a larger new home, more often than not, a multi-sectional home. These activities which are governed by manufacturers’ installation requirements and state building codes include grading, electrical, concrete, landscaping, drainage and water/sewer lines.

   (c)    Acquisitions represent the purchase price of existing operating communities and land parcels to develop expansions or new communities. Acquisitions also include deferred capital improvements identified during due diligence and provided for in the acquisition pricing formula. These are identified during due diligence, but sometimes require up to 12 months after closing to complete.

   (d)    These are the costs included in the development and expansion of communities. Costs in this category may include engineering, driveways, paving, utilities, homesite preparation and amenities.

   (e)    Revenue producing includes costs related to revenue generating activities, consisting primarily of sub-metering of water and sewer, and storage sheds.

During 2002, we substantially completed the development of approximately 670 sites. In response to economic conditions that have weakened the demand for manufactured home community sites in many of our markets, we have moderated the pace of our development and expansion activity and will focus on filling the sites already substantially complete and currently vacant. We expect to spend approximately $10 million in finish costs in 2003, as these sites are filled. In addition, where appropriate, we will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their market, and to increase our potential cash flow from the community.

Dividend/Distributions

Our dividend policy is to maintain the dividend at an appropriate level based on our projected available cash flow. Our Board of Directors will review and declare the dividend each quarter.

N’Tandem

We currently own approximately 19% of N’Tandem’s outstanding equity and have made loans and advances to N’Tandem. We account for this investment utilizing the equity method of accounting. In an effort to maximize the return on our investment in N’Tandem and to ultimately gain control over the portfolio that we manage for N’Tandem Trust, we signed an agreement in January 2003 to purchase a subsidiary of N’Tandem. This transaction, which carries a total purchase price of approximately $150 million, will require a $5 million additional cash investment. In addition, we will assume $85 million of secured debt and $3 million of other liabilities; payoff N’Tandem’s $16.5 million line of credit, which we currently guarantee; and retire our loans and advances to N’Tandem, of approximately $38 million. The transaction is subject to customary closing conditions, including approval by the shareholders of N’Tandem, and is expected to close in the second quarter of 2003. Assuming the transaction is completed, we plan to market 11 communities for disposition, representing approximately 15% of N’Tandem’s net operating income, in the remainder of 2003.

Historically we recognized income from a property management agreement, an advisory agreement, overhead reimbursements and interest income on advances as earned from N’Tandem. The amount of fee income and interest income earned is outlined in the table below.

	2002	2001	2000

Interest income and related fees	$2,509	$3,345	$3,165
Transaction fees	—	522	2,530
Advisory fees	1,330	1,335	777
Management and overhead fees	1,444	1,935	1,303

	$5,283	$7,137	$7,775

Interest is earned on the loan to N’Tandem (Prime plus one percent, or 5.25% at December 31, 2002) and includes fees paid by N’Tandem for the subordination of our loan to the N’Tandem bank debt (approximately $310,000 in 2002 and $730,000 in 2001 and 2000). The transaction fees are related to acquisition services provided by us to N’Tandem and are calculated as three percent of the acquisition price. The advisory fees are charged based on one percent of N’Tandem’s average assets. The management fees are charged based on five percent of revenues of properties managed by us on behalf of N’Tandem. Overhead reimbursement fees were based on a fixed fee per site in 2001 and 2000 and a specific allocation of costs in 2002.

The following table summarizes, in thousands, certain financial information for N’Tandem.

	For the years ending, December 31,

	2002	2001

Total revenues	$23,217	$23,081
Operating and administrative expenses	(13,922)	(14,236)
Interest expense	(10,622)	(11,838)
Depreciation expense	(5,902)	(5,555)
Preferred dividends	(147)	(147)

Net loss	$(7,376)	$(8,695)

	As of December 31,

	2002	2001

Rental property	$117,085	$127,613
Total assets	$119,922	$131,260
Amounts due to the Company	$37,922	$34,396
Other debt	$103,457	$112,309
Shareholders’ deficit	$(21,457)	$(15,445)

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

•         When we acquire real estate properties, we allocate the components of these acquisitions using relative fair values computed using our estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.

•         We recognize an impairment loss on a real estate asset to be held and used in operations if the undiscounted expected future cash flows from the asset are less than its depreciated cost. We compute the undiscounted expected future cash flow using certain estimates and assumptions.

•         We use two different accounting methods to report our investments in entities: the consolidation method and the equity method. We use the consolidation method when we own a majority of the outstanding voting interests in an entity and/or can control its operations. We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity’s operations but cannot control the entity’s operations. We review these investments regularly for possible impairment using certain estimates and assumptions. We also review these investments regularly for proper accounting treatment. However, a key factor in this review, the determination of whether or not we can control or exert significant influence over an entity’s operations, is subjective in nature.

•         We report receivables net of an allowance for receivables that may be uncollectible in the future. We review our receivables regularly for potential collection problems in computing the allowance recorded against our receivables; this review process requires us to make certain judgments regarding collections that are inherently difficult to predict.

•         Collectibility of advances to N’Tandem and other Notes Receivable is based on the determination of the fair market value of the properties and the related net proceeds from the ultimate liquidation of the properties.

•         CSI recognizes an impairment loss on inventory held for sale when circumstances arise that would indicate possible impairment. CSI reviews its inventory regularly for potential impairment issues in computing the reserve; this review process requires us to make certain judgments regarding current market values that are difficult to estimate and subjective in nature.

Inflation

All of the leases or terms of tenants’ occupancies at the communities allow for at least annual rental adjustments. In addition, all leases are short-term (generally one year or less) and enable us to seek market rentals upon re-letting the sites. Such leases generally minimize the risk to us of any adverse effect of inflation.

New Accounting Pronouncements

See footnote 2 of the notes to the Consolidated Financial Statements for discussion of the impact of new accounting pronouncements.

Other

Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as consolidated net income without giving effect to gains (or losses) from sales of property and rental property depreciation and amortization. Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison among REITs. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; (iii) is not an alternative to cash flows as a measure of liquidity; and (iv) may not be comparable to similarly titled measures reported by other companies. FFO is calculated as follows:

	For the Year Ended December 31,

(In thousands)	2002	2001	2000

Income available to common shareholders	$15,601	$26,256	$37,786
Adjustments:
Depreciation and amortization on rental properties	68,203	55,716	42,365
Net (gain) loss on sale of rental property	(1,435)	1,503	—
Minority interests of common OP unitholders	3,113	3,768	4,842
Cumulative effect of accounting change	1,014	—	—
Discontinued operations:
Depreciation on rental property	787	1,088	924
Impairment / net gain on sale	(7,096)	—	—

FFO	$80,187	$88,331	$85,917

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity. As of December 31, 2002, our Credit Facilities and Term Loan represented our only variable rate debt.

The following table sets forth information as of December 31, 2002, concerning our debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Year Ended December 31,

	2003	2004	2005	2006	2007	Thereafter	Total	FV

Debt obligations
Fixed rate	$76,182	$113,906	$109,628	$11,657	$3,434	$444,828	$759,635	$836,346
Average interest rate	7.9%	6.4%	8.5%	8.1%	7.7%	7.6%	—	—
Variable rate	1,174	125,000	128,000	—	—	—	254,174	254,174
Average interest rate	2.7%	3.0%	2.7%	—	—	—	—	—
Total debt	$77,356	$238,906	$237,628	$11,657	$3,434	$444,828	$1,013,809	$1,090,520

We face market risk relating to our fixed-rate debt upon refinancing of such debt and depending upon prevailing interest rates at the time of such refinance. We have approximately $70 million of senior unsecured notes maturing in 2003, $50 million in August and $20 million in November. We expect to repay the balance with the proceeds from property dispositions or borrowings on Credit Facilities or issuing new secured or unsecured debt.

In addition, we have assessed the market risk for our variable rate debt and believe that a 1% increase in LIBOR rates would result in an approximate $2.7 million increase in interest expense based on our average variable rate debt outstanding during 2002 of $270 million.

The fair value of our long-term debt is estimated based on discounted cash flows at interest rates that we believe reflect the risks associated with long term debt of similar risk and duration.

Item 8.             Financial Statements and Supplementary Data

Report of Independent Accountants

To the Shareholders and Board of Directors of Chateau Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) present fairly, in all material respects, the financial position of Chateau Communities, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 5 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

/s/ PRICEWATERHOUSECOOPERS LLP
Denver, Colorado February 26, 2003

CHATEAU COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

(In thousands, except per share data)
	2002	2001	2000

Revenues
Rental income	$258,023	$218,310	$181,616
Interest income	11,387	10,085	10,794
Management fee and other income	317	5,005	7,006

	269,727	233,400	199,416
Expenses
Property operating and maintenance	83,606	68,282	50,601
Real estate taxes	17,052	15,155	12,928
Depreciation and amortization	70,170	56,831	42,996
Administrative	13,642	9,881	9,878
Severance and related costs	2,409	—	—
Interest and related amortization	67,201	47,730	36,356

	254,080	197,879	152,759

Income before gain (loss) on disposition of properties and minority interests	15,647	35,521	46,657
Impairment / net gain on disposition of properties	1,435	(1,503)	—
Minority interests of preferred OP unitholders	(6,094)	(6,094)	(6,094)
Minority interests of common OP unitholders	(1,829)	(3,477)	(4,607)

Income from continuing operations	9,159	24,447	35,956

Discontinued operations:
Income from discontinued operations, net of minority interests	1,371	1,809	1,830
(Impairment) / gain on disposition of properties, net of minority interests	5,916	—	—

Income from discontinued operations	7,287	1,809	1,830

Income before cumulative effect of accounting change	16,446	26,256	37,786
Cumulative effect of accounting change, net of minority interests	(845)	—	—

Net income available to common shareholders	$15,601	$26,256	$37,786

Earnings per common share / OP unit - basic
Income from continuing operations	$0.31	$0.84	$1.26
Income from discontinued operations	0.25	0.06	0.07

Income before cumulative effect of accounting change	0.56	0.90	1.33
Cumulative effect of accounting change	(0.03)	—	—

Net income available to common shareholders	$0.53	$0.90	$1.33

Weighted average common shares - basic	29,247	28,723	28,480

Earnings per common share / OP unit - diluted
Income from continuing operations	$0.31	$0.84	$1.26
Income from discontinued operations	0.25	0.06	0.06

Income before cumulative effect of accounting change	0.56	0.90	1.32
Cumulative effect of accounting change	(0.03)	—	—

Net income available to common shareholders	$0.53	$0.90	$1.32

Weighted average common shares - diluted	29,370	28,923	28,574

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31,

	2002	2001

Assets
Net rental property, at cost	$1,335,632	$1,401,465
Rental properties held for sale	6,004	6,626
Cash and cash equivalents	2,025	61
Rents and other receivables, net of allowance for doubtful accounts of $1,545 and $1,375, respectively	5,304	6,931
Notes receivable	42,611	45,514
Investments in and advances to affiliates	112,054	108,674
Prepaid expenses and other assets	11,358	22,602

Total assets	$1,514,988	$1,591,873

Liabilities
Debt	$1,013,809	$1,053,436
Accrued interest payable	13,911	10,668
Accounts payable and accrued expenses	15,248	24,387
Rents received in advance and security deposits	16,266	12,749
Dividends and distributions payable	20,038	760

Total liabilities	1,079,272	1,102,000

Minority interests in Operating Partnership	134,477	144,919

Commitments and contingencies (Note 15)	—	—

Shareholders’ Equity
Preferred stock, $.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 90 million shares authorized 29,263,416 and 29,188,440 shares issued and outstanding at December 31, 2002 and 2001, respectively	293	292
Additional paid-in capital	498,869	499,068
Dividends in excess of accumulated earnings	(182,991)	(134,158)
Accumulated other comprehensive income	(5,537)	(6,516)
Notes receivable from stock option exercises 355,885 and 577,432 shares outstanding at December 31, 2002 and 2001, respectively	(9,395)	(13,732)

Total shareholders’ equity	301,239	344,954

Total liabilities and shareholders’ equity	$1,514,988	$1,591,873

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Year Ended December 31,

(In thousands, except per share data)	2002	2001	2000

Common stock:
Balance at beginning of period	$292	$285	$284
Issuance of shares from awards and exercise of options	—	2	4
Issuance of shares in exchange for OP Units	1	5	1
Repurchase and retirement of shares	—	—	(4)

Balance at end of period	$293	$292	$285

Additional paid-capital:
Balance at beginning of period	$499,068	$445,905	$446,231
Issuance of shares from awards and exercise of options, and amortization of deferred compensation on restricted stock	1,421	3,443	8,607
Issuance of shares in exchange for OP Units	3,060	15,897	3,700
Repurchase and retirement of shares	(1,602)	—	(11,319)
Transfer (to) from minority interests ownership in
Operating Partnership	(3,078)	33,823	(1,314)

Balance at end of period	$498,869	$499,068	$445,905

Dividends in excess of accumulated earnings:
Balance at beginning of period	$(134,158)	$(97,605)	$(76,647)
Net income available to common shareholders	15,601	26,256	37,786
Dividends declared $2.20, $2.18, and $2.06 per share	(64,434)	(62,809)	(58,744)

Balance at end of period	$(182,991)	$(134,158)	$(97,605)

Accumulated other comprehensive income:
Balance at beginning of period	$(6,516)	—	—
Cumulative effect of adoption of SFAS 133	—	658	—
Current year hedge loss	—	(7,317)	—
Amortization of hedge loss and transition adjustment	979	143	—

Balance at end of period	$(5,537)	$(6,516)	—

Notes receivable, from stock option exercises:
Balance at beginning of period	$(13,732)	$(12,673)	$(8,048)
Advances to key employees	—	(1,088)	—
Issuance of 205,734 shares in 2000 through exercise of options	—	—	(4,670)
Payments received, 161,632 shares of collateral released	2,703	29	45
Loans satisfied by return of collateral, 59,915 shares	1,634	—	—

Balance at end of period	$(9,395)	$(13,732)	$(12,673)

Total shareholders' equity, end of period	$301,239	$344,954	$335,912

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

(In thousands)	2002	2001	2000

Cash flows from operating activities:
Net income available to common shareholders	$15,601	$26,256	$37,786
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in discontinued operations	(4,748)	1,373	1,159
Equity in (income) / loss of CSI	2,466	(14)	(972)
Share of loss from N'Tandem	412	279	276
Impairment / net gain on sales of properties - continuing operations	(1,435)	1,503	—
Income attributed to minority interests - continuing operations	1,829	3,477	4,607
Cumulative effect of accounting change, net of minority interests	845	—	—
Bad debt expense	3,486	5,157	971
Depreciation and amortization from continuing operations	70,170	56,831	42,996
Amortization of debt issuance costs	3,975	1,053	605
(Increase) decrease in operating assets	1,915	(2,654)	(2,270)
Decrease in operating liabilities	(2,191)	(1,998)	(893)

Net cash provided by operating activities	92,325	91,263	84,265

Cash flows from investing activities:
Net proceeds from dispositions of rental properties	47,899	25,981	—
Collection of amounts held in escrow, from prior year property dispositions	10,660	—	—
Acquisitions of rental properties and land to be developed	(9,476)	(22,167)	(5,725)
Additions to rental properties and equipment	(29,693)	(42,954)	(29,378)
Investments in and advances to affiliates	(8,488)	(1,383)	(21,966)
Acquisition of CWS	—	(320,486)	—
Payments/(advances) on notes receivable, net	1,856	(12,404)	(15,358)

Net cash provided by (used in) investing activities	12,758	(373,413)	(72,427)

Cash flows from financing activities:
Borrowings on lines of credit	260,205	489,512	304,099
Payments on lines of credit	(256,175)	(276,398)	(328,186)
Principal payments on debt	(4,206)	(2,738)	(1,572)
Payments on acquisition facility	(162,700)	—	—
Proceeds from the issuance of debt	125,000	150,000	295,295
Payoff of debt	(1,751)	—	(190,838)
Payment of debt issuance costs	(3,246)	(1,377)	(617)
Settlement of hedge transaction	—	(7,107)	1,500
Dividends/distributions to shareholders/OP unitholders	(57,923)	(72,703)	(81,534)
Common shares/OP Units repurchased and retired	(2,775)	—	(11,323)
Exercise of common stock options and other	452	2,923	1,089

Net cash provided by (used in) financing activities	(103,119)	282,112	(12,087)

Increase (decrease) in cash and cash equivalents	1,964	(38)	(249)
Cash and cash equivalents, beginning of period	61	99	348

Cash and cash equivalents, end of period	$2,025	$61	$99

Supplemental information:
Cash paid for interest, net of amounts capitalized	$65,785	$42,811	$34,126

Fair market value of OP Units/shares issued for acquisitions/development	$1,956	$74,325	$754

Officer note receivable satisfied by return of collateral	$1,634	—	—

Debt assumed in connection with acquisitions and development	—	$171,748	$1,835

Notes payable issued in connection with acquisitions	—	$9,942	—

Notes receivable issued in connection with acquisitions and dispositions	—	$14,071	—

Note receivable used in consideration of acquisition	—	$7,140	—

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Formation of Company:

Chateau Communities, Inc. (the “Company”), a real estate investment trust, was formed in August 1993 as Chateau Properties, Inc. The Company is engaged in the business of owning and operating manufactured housing community properties primarily through CP Limited Partnership (the “Operating Partnership”). As of December 31, 2002, the Company owned 204 properties containing an aggregate of 68,016 homesites and 1,359 park model/RV sites, located in 32 states. Approximately 28% of these homesites were in Florida, 25% were in Michigan, 9% were in Georgia, 5% were in Texas, 5% were in Colorado, and 3% were in Indiana. The Company also fee managed 35 properties containing an aggregate of 7,834 homesites. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes. The owner of the home leases the site from the Company, generally for a term of one year or less. The Company considers itself to be engaged in only one industry segment.

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

The Company conducts manufactured home sales and brokerage activities through its taxable service corporation, Community Sales, Inc. (“CSI”). The Company owns 100% of the preferred stock of CSI and is entitled to 100% of its cash flow and economics. The Company accounts for its investment in CSI utilizing the equity method of accounting, since the Company does not own any of the voting common stock of CSI. Equity earnings or losses are recorded as Management fee and other income in the accompanying Consolidated Statements of Income.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates may affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates may be affected by certain risks and uncertainties, including but not limited to: national, regional and local economic climates, competition of other forms of single or multi-family housing, changes in market rental rates, supply and demand for affordable housing, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and occupancy, the level of repossessions by manufactured home lenders, changes in interest rates, the pace of dispositions and the condition of capital markets.

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

CHATEAU COMMUNITES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under Section 856(c) of the Internal Revenue Code of 1986 (the “Code”), as amended. The Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company remains subject to certain state and local taxes on its income and property as well as Federal income and excise taxes on its undistributed income.

Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The conversion of an operating partnership unit (“OP Unit”) to common stock has no effect on earnings per common share since the earnings of an OP Unit are equivalent to the earnings of a share of common stock. Diluted earnings per common share are computed assuming the exercise of all outstanding stock options that would have a dilutive effect.

Rental Property

Rental property is carried at cost less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management’s assessment of the recoverability of its rental property includes, but is not limited to, recent operating results, expected net operating cash flow and management’s plans for future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated market value.

Rental properties consist of the following:

	As of December 31,

	2002	2001

Construction in progress and land for future development	$41,751	$84,468
Land	207,137	205,416
Manufactured home community improvements	1,274,195	1,240,548
Community buildings	116,587	116,677
Furniture and other equipment	42,545	39,565

Total rental property	1,682,215	1,686,674

Less accumulated depreciation	(346,583)	(285,209)

Net rental property	$1,335,632	$1,401,465

Rental properties include $23 million of construction in progress and land for future development and $62 million of finish costs for eleven developments in the greenfield portfolio, and two future greenfield developments that have not commenced actual site development.

CHATEAU COMMUNITES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Rental Property Held for Sale / Discontinued Operations

A property is classified as held for sale when certain criteria are met. Assets held for sale are carried at the lower of book value or fair value less costs to sell the assets. If the carrying value exceeds the fair value of an asset held for sale an impairment charge would be recorded and included in discontinued operations in the Consolidated Statements of Income. Income from discontinued operations includes the results of operations through the property sale date (if the property was sold prior to December 31, 2002) and the results of operations for the properties held for sale at December 31, 2002 through that date.

Depreciation

Depreciation on manufactured home communities is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

Class of Asset	Estimated Useful Lives (Years)

Manufactured home community improvements	20 to 30
Community buildings	25 to 30
Furniture and other equipment	3 to 10
Computer software and hardware	3 to 7

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

Capitalized Interest

Interest is capitalized on development projects during periods of construction through the substantial completion of the phase. Interest capitalized by the Company for the years ended December 31, 2002, 2001, and 2000, was $3,322,000, $4,368,000, and $1,646,000, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments other than debt approximate their carrying values at December 31, 2002 and 2001. The fair value of the Company’s debt at both December 31, 2002 and 2001 was estimated to be $1.1 billion, based on current interest rates for comparable loans.

CHATEAU COMMUNITES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Minority Interests

Minority interests include common OP Units that are convertible into an equivalent number of shares of the Company’s common stock. Issuance of additional shares of common stock by the Company results in the issuance to the Company of an equal amount of OP Units by the Operating Partnership, thus changing the percentage ownership of both the minority interests and the Company. Since an OP Unit is equivalent to a common share (due to, among other things, its exchangeability for a common stock share), such transactions are treated as capital transactions and result in an equity transfer adjustment among shareholders’ equity and minority interests in the Company’s Consolidated Balance Sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

Income before minority interests is ascribed to the holders of common OP Units based on their respective weighted average ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of common OP Units held by the limited partners by the total common OP Units outstanding, including the OP Units held by the Company.

Also included in minority interests is approximately $73 million, which represents 1.5 million 8.125% Series A Cumulative Redeemable Preferred Units (“Preferred Units”). The Preferred Units are exchangeable on or after April 20, 2008 for authorized but unissued shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company.

Derivatives

All derivatives are recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Upon adoption of SFAS No. 138, on January 1, 2001, the Company recorded a transition adjustment of $658,000 as a cumulative effect to accumulated other comprehensive income, which is included in the equity section of the Consolidated Balance Sheets. The cumulative effect adjustment relates to net deferred gains on prior hedges of anticipated refinancing of debt which had been completed at the date of adoption. The amount in the accumulated other comprehensive income account will be amortized over the remaining life of the related debt instruments.

In assessing the fair value of its financial instruments, both derivative and non-derivative, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, the Company uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

Comprehensive Income

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income and changes in certain assets and liabilities that are reported directly in equity such as changes in the fair value of derivatives.

Goodwill

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually.

CHATEAU COMMUNITES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

SFAS 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the first step of the goodwill impairment testing by the end of the second fiscal quarter. As a result of performing the first “step” of goodwill impairment testing, the Company identified impairment related to the goodwill associated with CSI’s only company-owned home sales dealership. As allowed under the transitional provisions of SFAS No. 142, the Company completed the second “step” in the third quarter 2002. As a result of this test, impairment of approximately $1.0 million was recognized before allocation to minority interest. The impairment loss has been recorded in the first quarter of 2002 as a Cumulative effect of a change in accounting principle in the Consolidated Statements of Income.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. The Company elected to early adopt SFAS No. 146 for the year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 is intended to expand on existing disclosure requirements, and it requires a company to recognize liabilities for the fair value or market value of its obligations under a guarantee when the guarantee is issued. It does not address the subsequent measurement of the guarantor’s recognized liability over the term of the guarantee. FIN 45 is effective January 1, 2003 on a prospective basis only, with the exception of the disclosure requirements, which are effective for financial statements at and for the period ended December 31, 2002. Management does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FASB Statement No. 123 (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not elected to adopt this standard for the year ended December 31, 2002.

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A company that consolidated a variable interest entity is called the primary beneficiary. Previous practice has dictated that one company would include another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The adoption of this statement may require the consolidation of CSI, which is currently accounted for under the equity method.

3.         Severance and Related Costs:

During 2002, the Company incurred severance costs of $1.3 million from the resignation of their Chief Executive Officer. Also in 2002, the Company incurred organizational restructuring costs, the majority of which are one-time termination benefits for employees terminated prior to December 31, 2002. The total amount incurred in connection with the restructuring was estimated at $1.1 million, of which approximately $400,000 was paid as of December 31, 2002.

4.         Acquisitions of Rental Property:

Acquisition of CWS

On August 3, 2001 the Company purchased CWS Communities Trust (“CWS”), a private real estate investment trust for $552 million, consisting of $323 million in cash (including the payoff of $20 million in debt), $151 million in assumed liabilities, 2,040,878 OP Units (valued for purposes of the transaction at $30.935 per OP Unit) and $9.9 million in 7.5% Unsecured Installment Notes due 2012 (the “7.5% Notes”). The portfolio consisted of 46 manufactured home communities in 11 states, with approximately 16,600 homesites and 1,518 expansion sites and three RV communities with 431 RV sites. The Company financed the cash portion of this transaction primarily through borrowings on a $323 million bridge facility (the “Acquisition Facility”), which carried an interest rate of LIBOR plus 120 basis points, and was scheduled to mature August 2, 2002. The Company repaid the Acquisition Facility with the proceeds of $150 million of senior unsecured notes issued October 2001, dispositions, and a term loan issued in May 2002. Subsequent to the acquisition, the Company has disposed of seven CWS properties, which includes four manufactured home communities and three RV communities, and one parcel of land.

In connection with the CWS acquisition, the following related transactions occurred:

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

•          The Company acquired an aggregate of $26 million in principal amount of loans held by CWS. These loans were made to former limited partners in the CWS operating partnership (“CWS OP”), including Steven J. Sherwood who became the Chairman of Company’s Board of Directors on February 27, 2003. Mr. Sherwood and his affiliates currently owe approximately $10 million under these loans. Prior to the closing of the CWS acquisition, these loans were secured by limited partner interests in the CWS operating partnership. At the closing of the CWS acquisition, the borrowers under these loans agreed to, among other things, replace the collateral that had been securing these loans with shares of Common Stock in the Company and/or OP Units in the Operating Partnership, with the number of shares and/or OP Units pledged being equal to the principal amount of the loans as of the closing date divided by $27.17. Upon any payment of principal under these loans, a Company subsidiary has the option to acquire, at a price of $27.17 per share/OP Unit (subject to certain adjustments), the number of pledged shares and/or OP Units equal to 50% (subject to certain adjustments) of the amount of the principal payment divided by $27.17. The loans are non-recourse to the borrowers, except for (i) interest, (ii) 50% of the amount by which the principal due exceeds the value of the pledged collateral as of the payment date, (iii) collection expenses and (iv) specified costs. The maturity dates of these loans range between June 14, 2009 and September 26, 2010. The maturity dates may be extended at the option of the borrower, subject to certain conditions, for one ten-year and one-five-year renewal periods. These loans bear initial interest rates of 6.25% or 6.5%, increasing at increments of 25 basis points on each anniversary of each loan, but not to exceed 7.5%, and are included in Investment in and advances to affiliates in the accompanying Consolidated Balance Sheets (see Note 7).

•          The Company agreed to issue to the holders of the 7.5% Notes, an aggregate of 309,371 OP Units, for an aggregate purchase price of approximately $9.6 million paid to the Company through the issuance of 7.5% promissory notes due 2010 secured by the OP Units held by the obligor. The Company has issued $9,570,000 of such notes/OP Units and the notes are included in Investment in and advances to affiliates.

The total CWS purchase price and liabilities assumed was allocated as follows:

Rental property	$519,691
Net working capital	32,299

$551,990

The following unaudited pro forma income statement information has been prepared as if the CWS Acquisition and related transactions had occurred on January 1, 2000. In addition, the pro forma information is presented as if the acquisition of eight properties made in 2000 by CWS and the disposition of certain CWS properties by the Company in 2001 had occurred on January 1, 2000. The information presented was not adjusted for any dispositions or financing transactions completed in 2002. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if the CWS acquisition had been consummated on January 1, 2000.

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(In thousands, except per share data)
	For the Year Ended December 31,

	2001	2000

Revenues	$270,981	$260,145
Total expenses*	246,396	237,633

Net income**	$24,585	$22,512

Earning per share – basic	$0.71	$0.65

Earnings per share – diluted	$0.70	$0.65

Weighted average common shares and OP Units outstanding - basic	34,811	34,481

Weighted average common shares and OP Units outstanding - diluted	35,011	34,575

______________

      *    Includes depreciation of $69,639 and $64,688 for the year ended December 31, 2001 and 2000, respectively.

    **    After impairment/gain on disposition of properties and allocation to Preferred OP Units. Assumes all common OP Units are exchanged for common stock.

Other Acquisitions

The following table summarizes acquisitions, other than CWS, made by the Company:

(Dollars in thousands)
Acquisition Date	Number of Communities	Number of Sites	State	Amount Allocated to Assets Acquired	Fair Market Value of OP Units/Shares Issued	Debt Assumed	Cash (3)

November 2002 (1)	2	285	AZ	$6,804	$—	$—	$6,804
October 2001 (2)	1	401	CO	$14,160	$1,555	$7,140	$5,465
May-2001	1	756	GA	$23,837	$8,534	$4,418	$10,885
Apr-2001	1	288	IN	$5,400	$—	$—	$5,400
December-2000	1	295	GA	$2,550	$17	$1,835	$698
February-2000	1	115	AL	$1,600	$—	$—	$1,600

   (1)    The Company purchased these properties from N’Tandem Trust (“N’Tandem”). See Note 7 for additional information on N’Tandem. These properties were purchased in order to facilitate a Section 1031 tax-free exchange related to a CWS property sold earlier in the year.

   (2)    The Company purchased the remaining interests in the joint venture, including a note receivable to the Company.

   (3)    The cash used to finance the Company’s acquisitions was provided by borrowings on its lines of credit.

5.         Rental Property Held for Sale / Discontinued Operations:

In the third quarter of 2001, the Company implemented a disposition strategy related to a number of mature properties that no longer fit the Company’s overall strategic objectives or operating standards. The following table summarizes dispositions made by the Company:

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in thousands)
Disposition Date	Number of Communities	Number of Sites	State	Gross Sales Price	Gain / (Loss) on Sale

December-2002	1	197	MI	$3,500	$722
December-2002	1	438	FL	5,500	4,813
November-2002	1	73	FL	850	(294)
September-2002	1	150	GA	2,600	70
September-2002	1	112	FL	1,850	(165)
September-2002	land	—	FL	330	194
August-2002	2	496	TX	6,900	2,366
August-2002	2	225	TX	3,300	472
July-2002	1	262	OH	4,860	1,024
July-2002	land	—	TX	1,800	(111)
* June-2002	1	102	IN	2,150	500
June-2002	land	—	CO	2,500	—
May-2002	1	297	TX	7,450	(212)
* March-2002	1	222	MT	4,000	1,300
* January-2002	2	399	GA	2,300	(2,201)

2002 totals	15	2,973		$49,890	$8,478
* December-2001	3	RV	CO	11,000	38
* December-2001	partial	89	NY	900	(817)
* December-2001	1	235	NY	4,500	965
* December-2001	1	158	KY	2,410	383
* November-2001	1	253	TX	5,500	17
* September-2001	1	520	FL	18,000	—

2001 totals	7	1,255		$42,310	$586

Grand total	22	4,228		$92,200	$9,064

      *    Disposition is not included in discontinued operations.

As of December 31, 2002, the Company reclassified two assets from rental property to rental property held for sale. As a result, the Company evaluated the carrying value of these assets and recognized an asset impairment charge of approximately $1.8 million.

6.         Notes Receivable:

Notes receivable are from entities that are not affiliated with the Company and all own, or are developing, manufactured home communities. These notes are collateralized by manufactured home communities or by partnership interests in partnerships that own manufactured home communities. These notes have a weighted average interest rate of 10.3% and mature between 2003 and 2022. Management has evaluated the collectibility of these notes and has determined that no valuation allowance is necessary.

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.             Investments in and Advances to Affiliates:

Investments in and advances to affiliates as of December 31, consisted of the following:

	2002	2001

Community Sales, Inc. (“CSI”)	$31,484	$29,039
N’Tandem Trust (“N’Tandem”)	36,514	33,348
Notes Receivables – OP Unitholders	35,570	35,570
Other	8,486	10,717

	$112,054	$108,674

CSI

Advances to CSI are primarily used to finance inventory and rental homes of approximately $25.6 million, net of a reserve of $2 million, and mortgages receivable of approximately $4.5 million. These advances have an interest rate of prime plus 1% (5.25 % as of December 31, 2002).

The condensed results of operations for CSI, for the years ended December 31, are as follows (in thousands, except number of homes):

	2002	2001	2000

Sales	$33,356	$35,987	$29,409
Cost of sales	26,263	29,357	23,825

Gross margin	7,093	6,630	5,584

Other revenue	1,989	1,830	1,607
Other expenses	(11,548)	(8,446)	(6,219)

Income / (loss)	(2,466)	14	972

Cumulative effect of accounting change	(1,014)	—	—

Net income / (loss)	$(3,480)	$14	$972

Number of home sales:
New	318	428	403
Pre-owned	474	256	160
Brokered	1,486	1,221	1,198

Total	2,278	1,905	1,761

N’Tandem

The Company currently owns approximately 19% of N’Tandem’s outstanding equity, wholly owns N’Tandem’s external advisor and provides management and other services to N’Tandem for a fee. As such, the Company possesses significant influence over the operating and financial decisions of N’Tandem, and accordingly, accounts for its investment in N’Tandem utilizing the equity method of accounting. The Company also recognizes income from a property management agreement, an advisory agreement and interest income on advances as earned, as more fully outlined in Note 14.

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company has loaned N’Tandem approximately $27 million and advanced an additional $10.8 million over the past several years. The loan is due December 2003, is unsecured and bears interest at the prime rate of interest plus one percent per annum (5.25% at December 31, 2002). As of December 31, 2002, N’Tandem owned 33 communities with 7,457 homesites.

Notes Receivable – OP Unitholders

These notes are loans to former CWS shareholders of $26 million (the “$26 Million Notes”) and promissory notes of $9.6 million (the “$9.6 Million Notes”) (see note 4). The collateral for the loans are the OP Units held by the former CWS shareholders. The loan agreements provide for principal payment of the loans through the use of the collateral or cash. Interest on the $26 Million Notes is payable quarterly at an annual rate that increases by one-quarter of one percent on each anniversary date of the loan agreement up to a maximum of 8.25% (6.58% average rate for 2002) and 7.5% on the $9.6 Million Notes. The Company earned $2.4 million of interest income for these notes in 2002.

8.             Financing:

The following table sets forth certain information regarding debt at December 31:

	Weighted Average Interest Rate		Principal Balance (In thousands)

		Maturity Date	2002	2001

Fixed rate mortgage notes	7.70%	2003-2011	$279,973	$285,650
Unsecured senior notes	7.52%	2003-2021	470,000	470,000
Unsecured installment notes	7.50%	2012	9,662	9,942

Total fixed rate debt			759,635	765,592
Unsecured term loan	2.96%	2004	125,000	162,700
Unsecured lines of credit	2.72%	2003-2005	129,174	125,144

Total variable rate debt			254,174	287,844

			$1,013,809	$1,053,436

The Company has a line of credit available with Bank One, N.A., acting as lead agent. In May 2002, the Company increased the borrowing capacity to $175 million. The term of the facility was extended to February 2005 and the facility bears interest based on the Company’s leverage and corporate rating. At December 31, 2002, interest was LIBOR plus 115 basis points. In addition the Company has currently a $7.5 million revolving line of credit (together with the BankOne credit facility, “Credit Facilities”). As of December 31, 2002 the Company had approximately $129 million outstanding under our Credit Facilities and had available $53.5 million in additional borrowing capacity.

The following table summarizes significant debt issuances and the related use of proceeds made during the year ended December 31, 2002 and 2001:

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Transaction Date	Original Amount	Interest Rate	Classification	Expiration Date	Use of Proceeds

May 2002	$125,000	LIBOR plus 140bp	Term loan	2004	Repay Acquisition Facility
October 2001	150,000	7.14%	Senior unsecured	2011	Repay portion of Acquisition Facility
October 2001	50,000	8.65%	Senior unsecured	2021	Repay a portion of 7.54% debt maturing in 2003
August 2001	323,000	LIBOR plus 150bp	Acquisition Facility	2002	CWS Acquisition

In connection with the debt issuance of $150 million, the Company entered into a hedge of forecasted interest payments. At the time of closing, there was an accumulated hedge loss of $7.1 million that was recorded in accumulated other comprehensive income and will be amortized over the life of the debt.

The Company has $100 million 6.44% MandatOry Par Put Remarketed Securitiessm (“MOPPRSsm”) due December 10, 2014. The remarketing dealer paid the Company $2 million for the right to remarket the securities in 2004. The remarketing fee is being amortized over the life of the related debt. Upon the remarketing dealer’s election to remarket the MOPPRSsm, the interest rate to the December 10, 2014 maturity date of the MOPPRSsm will be adjusted to equal the sum of 5.75% plus the Applicable Spread (as defined in the remarketing agreement). In the event the remarketing dealer does not elect to remarket the MOPPRSsm, the MOPPRSsmwill mature in 2004.

As of December 31, 2002 the Company has a total of 38 collateralized properties.

The unsecured financing arrangements contain customary covenants, including a debt service coverage ratio, a dividend payout ratio, a minimum value of unencumbered assets, and a restriction on the incurrence of additional indebtedness without a corresponding increase in rental property. The BankOne Credit Facility and Term Loan were amended effective December 31, 2002. These amendments modified three covenants through June 30, 2004. These amendments resulted in additional restrictions on the repurchase of common stock and borrowing capacity, as well as, adjusted interest rates based on leverage and corporate rating of the Company. The borrowing capacity on the Bank One Credit Facility is restricted by $10 million a month, beginning in April, to ensure availability of $50 million under the Credit Facility in August 2003 upon maturity of $50 million of senior unsecured notes. Subsequent to the repayment, the borrowing capacity will be restored to $175 million. The capacity will then be restricted by $20 million through November 2003 to ensure adequate borrowing capacity upon maturity of $20 million of senior unsecured debt. Subsequent to that repayment, the borrowing capacity will be restored to $175 million. After the repayment of the 2003 maturities, the Company will be required to utilize the next $35 million of proceeds from property dispositions to pay down the Term Loan.

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In addition, there were several covenants regarding leverage ratios with $70 million of senior unsecured debt with one lender. The debt is scheduled to mature $20 million in November 2003 and $50 million in October 2021. Effective December 31, 2002, the Company received waivers for these covenants and amended the covenants going forward. The amended agreements no longer have any covenants related to leverage, but cause the interest rate to increase, up to 200 basis points, based on leverage and corporate investment ratings. Also, the lender was given the option to convert the $50 million of unsecured debt to secured debt. Effective March 2003, the lender has exercised that option and the Company is currently in the process of identifying several adult communities to serve as collateral for that loan. The transaction is expected to be completed in the second quarter of 2003.

The aggregate amount of principal maturities for the fixed rate debt, including the unsecured senior notes and unsecured installment notes, subsequent to December 31, 2002 (in thousands) is as follows:

2003	$ 76,182
2004	113,906
2005	109,628
2006	11,657
2007	3,434
Thereafter	444,828

$759,635

9.             Minority Interests in Operating Partnership:

Minority interests in the accompanying Consolidated Balance Sheets represent both the common and preferred ownership interest in the Operating Partnership held by third parties. The common minority interest represents common OP Units, which are convertible into an equivalent number of shares of the Company’s common stock. As of December 31, 2002 and 2001, common minority interest was approximately 16% and 17%, respectively.

Common OP Unitholders may convert their common OP Units into shares of common stock of the Company at a one for one exchange ratio. These transactions result in an increase of outstanding common shares, and a corresponding decrease of outstanding OP Units, classified as minority interests in the Consolidated Balance Sheets.

The following is a summary of activity of the common minority interest in the Operating Partnership, including the transfer adjustment among the common minority interest and shareholders’ equity in the Consolidated Balance Sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(In thousands)	Operating Partnership Units	Minority Interest

Minority interest in Operating Partnership at January 1, 2000	3,706	$48,185
Minority interest in income	—	4,842
Distributions declared, $2.06 per unit	—	(7,488)
Issuance of OP Units at fair value in connection with acquisitions and development	28	754
Exchange of OP Units for shares of common stock	(141)	(3,701)
Transfer from shareholders’ equity	—	1,314

Minority interest in Operating Partnership at December 31, 2000	3,593	$43,906

Minority interest in income	—	3,768
Distributions declared, $2.18 per unit	—	(9,883)
Issuance of OP Units at fair value in connection with acquisitions and development	2,751	83,896
Exchange of OP Units for shares of common stock	(511)	(15,902)
Transfer to shareholders’ equity	—	(33,823)

Minority interest in Operating Partnership at December 31, 2001	5,833	$71,962

Minority interest in income	—	3,113
Distributions declared, $2.20 per unit	—	(12,752)
Issuance of OP Units at fair value in connection with acquisitions and development	71	1,955
Exchange of OP Units for shares of common stock	(115)	(3,061)
OP units repurchased	(92)	(2,775)
Transfer from shareholders’ equity	—	3,078

Minority interest in Operating Partnership at December 31, 2002	5,697	$61,520

Also included in minority interests in the accompanying Consolidated Balance Sheets are 1.5 million Preferred OP Units issued in April 1998. The balance at both December 31, 2002 and 2001 was approximately $73 million, issued with a coupon rate of 8.125%.

10.       Common Stock and Related Transactions:

The following table represents the changes in the Company’s outstanding common stock for the years ended December 31, 2002, 2001, and 2000 (in thousands).

	2002	2001	2000

Common shares outstanding at January 1	29,188	28,532	28,425
Shares repurchased and retired	(62)	—	(453)
Shares issued in exchange for OP Units	115	511	141
Shares issued through stock awards and the exercise of stock options	22	145	419

Common shares outstanding at December 31	29,263	29,188	28,532

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company paid a dividend/distribution of $.55 per common share/OP Unit on April 15, 2002; July 15, 2002; and October 15, 2002 to shareholders and OP Unitholders of record as of March 29, 2002; June 28, 2002; September 30, 2002, respectively. In addition, the Company declared a dividend/distribution of $.55 per common share to shareholders and OP Unitholders of record as of January 15, 2003 to be paid January 31, 2003. These dividends are included in Dividends and distributions payable in the accompanying Consolidated Balance Sheets as of December 31, 2002.

The Company paid a dividend/distribution of $.545 per common share/OP Unit on April 16, 2001; July 16, 2001; October 15, 2001 and December 31, 2001 to shareholders and OP Unitholders of record as of March 30, 2001; June 29, 2001; and September 30, 2001 and December 15, 2001, respectively.

The notes receivable from stock option exercises bear interest, primarily at LIBOR plus 80 basis points, range in maturity dates from 2003 to 2005, are collateralized by the underlying common shares and are non-recourse to the borrower. In 2002, in connection with his termination, the Company’s Chief Executive Officer repaid his loan by surrendering the underlying common shares. As the value of the collateral was not sufficient to repay the balance of the loan, and the loans are non-recourse to the borrower, the Company recognized approximately $300,000 of expense, which is included in Severance and related costs in the Consolidated Statements of Income.

In 2000, the Company repurchased 453,900 shares for approximately $11.3 million.

Basic and diluted earnings per share (“EPS”) are summarized in the following table:

	For the Year Ended December 31,

(In thousands, except per share data)	2002	2001	2000

Basic EPS:
Income from continuing operations plus minority interests of common OP unit holders	$10,988	$27,924	$40,563

Weighted average common shares outstanding	29,247	28,723	28,480
Weighted average common OP Units outstanding	5,836	4,623	3,650

Weighted average common shares and OP Units - Basic	35,083	33,346	32,130

Per Share	$0.31	$0.84	$1.26

Diluted EPS:
Income from continuing operations plus minority interests of common OP unit holders	$10,988	$27,924	$40,563

Weighted average common shares outstanding	29,247	28,723	28,480
Weighted average common OP Units outstanding	5,836	4,623	3,650
Employee stock options	123	200	94

Weighted average common shares and OP Units - Diluted	35,206	33,546	32,224

Per Share	$0.31	$0.84	$1.26

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.       Comprehensive Income:

In August 2001, the Company entered into a forward interest rate swap agreement to hedge the anticipated issuance of $150 million of senior notes, which were issued in October 2001. The purpose of the swap was to hedge future interest rate payments on the fixed rate bonds to be issued. This swap is accounted for as a cash flow hedge, in accordance with SFAS No. 133. In accordance with SFAS No. 133, the Company recorded a loss on the swap of approximately $7.1 million as of the date of the debt issuance in other comprehensive income, which is included in the equity section of the Consolidated Balance Sheets. Under SFAS No. 133, the Company began amortizing the amounts in other comprehensive income related to this hedge once the debt was issued.

Total comprehensive income for the year ended December 31, 2000 was equal to the net income. Total comprehensive income for the years ended December 31, 2002 and 2001 is summarized as follows (in thousands):

	2002	2001

Net income available to common shareholders	$15,601	$26,256
Add back: cumulative effect of adoption of SFAS 133	—	658
Add back: amortization of hedge loss	979	143
Less: accumulated hedge loss on bond issue and other	—	(7,317)
Less: adjustment for amounts included in net income	(979)	(143)

Total comprehensive income	$15,601	$19,597

12.       Stock Option Plans:

The Company measures compensation cost using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

The Company’s equity compensation plans, (collectively, the “Plans”) provide for the grant of approximately 5.0 million options and restricted stock awards. The compensation committee of the Board of Directors approves the awards and determines the vesting schedule of each option and the term, which term shall not exceed ten years from the date of grant.

During 2002, the shareholders approved the 2002 Equity Compensation Plan, which allows for the issuance of up to 1.4 million shares of the Company’s common stock to key employees, directors and key consultants.

During 2001, the Company’s Board of Directors approved the 2001 Equity Compensation Plan and the CWS Equity Compensation Plan, which provides for up to 500,000 and 55,000, shares of common stock, respctively, that may be granted to key employees other than directors and executive officers.

Information concerning stock options is as follows:

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	2002		2001		2000

Shares subject to option:	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at beginning of year	1,828,937	$27.18	1,540,334	$26.01	1,417,218	$25.66
Granted (1) (3)	535,200	29.02	441,192	30.16	547,000	24.19
Exercised	(21,941)	22.27	(124,432)	23.22	(364,486)	21.79
Forfeited / expired (4)	(275,914)	27.95	(28,157)	26.79	(59,398)	27.46

Outstanding at end of year (2)	2,066,282	$27.32	1,828,937	$27.18	1,540,334	$26.01

Options exercisable at year-end	1,178,595		839,111		634,442

Options available for grant at year-end	1,723,947		583,233		458,268

   (1)    The options granted do not include the grant of 50,000 shares of restricted stock in 2000 to executive officers of the Company and 17,000 shares of restricted stock granted to key employees of the Company in 2001.

   (2)    For the years ended December 31, 2002, 2001 and 2000 approximately 1,384,000, 70,000 and 720,000 options, respectively, were considered anti-dilutive.

   (3)    Options granted in 2001 includes 49,162 shares granted prior to 2001, but now included due to the CWS merger.

   (4)    The options forfeited / expired do not include the forfeiture of approximately 5,000 shares of restricted stock in 2002.

For all options granted during 2002, 2001, and 2000, the weighted average exercise price of the Company’s stock options on the grant date was approximately equal to the weighted average market price of the Company’s common stock.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$18.26 - $26.00	589,317	5.9 years	$23.40	379,617	$22.97
$26.25 - $30.70	1,476,965	7.3 years	$29.28	798,978	$29.37

The fair value of each option was estimated as of date of grant using an option-pricing model and the following assumptions:

	2002	2001	2000

Estimated fair value per option granted	$2.32	$1.84	$2.44

Assumptions:
Annualized dividend yield	7.96%	7.14%	7.70%
Common stock price volatility	20.4%	19.7%	20.5%
Risk-free rate of return	4.94%	5.03%	6.38%
Expected option term (in years)	7	7	9

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for 2002, 2001, and 2000 consistent with the method allowed by SFAS No. 123 “Accounting for Stock-Based Compensation”, net income and net income per common share would have been (in thousands, except per share data):

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	2002	2001	2000

Net income, as reported	$15,601	$26,256	$37,786

Net income, pro forma	$14,472	$25,061	$36,756

Basic earnings per common share, as reported	$.53	$.90	$1.33

Basic earnings per common share, pro forma	$.49	$.87	$1.29

Diluted earnings per common share, as reported	$.53	$.90	$1.32

Diluted earnings per common share, pro forma	$.49	$.87	$1.29

13.       Savings Plan:

The Company has a qualified retirement plan designed to qualify under Section 401 of the Internal Revenue Code (the “Savings Plan”). The Savings Plan allows employees of the Company and its subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. Contributions by the Company are discretionary and determined by the Company’s management. Company contributions are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. The Company contributed approximately $350,000, $250,000, and $500,000 for the Plan years ended December 31, 2002, 2001, and 2000, respectively.

14.       Related Party Transactions:

Rental expense of approximately $130,000 annually has been incurred for leased space in an office building owned by certain officers and equity owners.

Included in management fee and other income and interest income are amounts earned from N’Tandem, as outlined below:

	2002	2001	2000

Interest income and related fees	$2,509	$3,345	$3,165
Transaction fees	—	522	2,530
Advisory fees	1,330	1,335	777
Management and overhead fees	1,444	1,935	1,303

	$5,283	$7,137	$7,775

Interest is earned on the loan to N’Tandem (Prime plus one percent, or 5.25% at December 31, 2002) and includes fees paid by N’Tandem for the subordination of the loan to the Company, approximately $310,000 in 2002, and $730,000 in 2001 and 2000. The transaction fees are related to acquisition services provided by the Company to N’Tandem and are calculated as three percent of the acquisition price. The advisory fees are charged based on one percent of N’Tandem’s average assets. The management fees are charged based on five percent of revenues of properties managed by the Company on behalf of N’Tandem. Overhead reimbursement fees were based on a fixed fee per site in 2001 and 2000 and a specific allocation of costs in 2002.

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In connection with the CWS acquisition, the Company became a party to several agreements with the previous CWS principals. One of those principals is now a director of the Company (See Note 4). These agreements provide for tax protection to this director in the event of a disposition of certain CWS properties. During 2002, the Company recognized approximately $185,000 of expense related to this agreement. In addition, there is a development agreement that provides for participation in the proceeds from the sale or development of one property.

15.       Contingencies:

Several claims and legal actions arising from the normal course of business have been asserted against the Company, and are pending final resolution. In the opinion of management, none of these matters will have a material adverse effect upon the results of operations, financial condition or cash flows of the Company.

The Company, through its joint venture and affiliate arrangements, has guaranteed approximately $35 million of debt, which consist mainly of a $16.5 million unsecured line of credit for N’Tandem and $17.9 million secured debt for an affiliate and an entity for which the Company holds a note receivable.

When CSI sells homes, the purchaser may obtain financing from Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). In certain cases, for homes sold before June 1998, Vanderbilt has recourse to the Company if the loans are not repaid. As of December 31, 2002 there is a total of approximately $9.3 million of such amounts that are recourse to the Company.

16.       Subsequent Event:

In January 2003, the Company signed an agreement to purchase a subsidiary of N’Tandem. The total purchase price is approximately $150 million and will require a $5 million additional investment. In addition, the Company will assume $85 million of secured debt and $3 million of other liabilities; payoff N’Tandem’s $16.5 million line of credit, which the Company currently guarantees (see note 15); and retire the loans and advances to N’Tandem, of approximately $38 million. The transaction is subject to customary closing conditions, including approval by the shareholders of N’Tandem, and is expected to close in the second quarter of 2003.

17.       Tax Information (Unaudited):

The Company is providing this information as required by the Code. The amounts shown may differ from those elsewhere in this report because of differences between tax and financial reporting requirements. The distributions to shareholders included $13,526,000 from long-term capital gains.

18.       Quarterly Financial Information (Unaudited):

The following is quarterly financial information for the years ended December 31, 2002 and 2001.
(amounts in thousands, except per share data)

CHATEAU COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	First Quarter March 31,	Second Quarter June 30,	Third Quarter September 30,	Fourth Quarter December 31,

2002
Total revenues	$67,366	$67,856	$67,588	$66,917
Operating income (a)	$40,572	$40,491	$38,304	$33,651
Discontinued Operations, net of Minority Interests	$596	$320	$2,274	$4,097
Income before cumulative effect of accounting change, net of Minority Interests	$6,209	$4,390	$3,202	$2,645
Cumulative effect, net of Minority Interests (c)	$(845)	$—	$—	$—
Net income	$5,364	$4,390	$3,202	$2,645

Per share information:
Income before cumulative effect of accounting change - basic (b)	$0.21	$0.15	$0.12	$0.08

Income before cumulative effect of accounting change - diluted (b)	$0.21	$0.15	$0.12	$0.08

2001
Total revenues	$50,320	$52,067	$62,992	$68,021
Operating income (a)	$31,624	$32,231	$37,550	$38,677
Discontinued Operations, net of Minority Interests	$596	$245	$517	$451
Net income	$8,714	$9,418	$9,061	$(937)

Per share information:
Income before cumulative effect of accounting change - basic (b)	$0.30	$0.33	$0.32	$(0.03)

Income before cumulative effect of accounting change - diluted (b)	$0.30	$0.33	$0.32	$(0.03)

Note: Quarterly amounts differ from previously reported amounts due to discontinued operations and other reclassifications. As there was no change to net income, no reconciliation is necessary.

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

   (c)   The cumulative effect of accounting change was determined in the third quarter of 2002 and recorded in the first quarter of 2002.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.           Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to the information in the Registrant’s proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 15, 2003.

Item 11.           Executive Compensation

The information required by Item 11 is incorporated by reference to the information in the Registrant’s proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 15, 2003.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to the information in the Registrant’s proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 15, 2003.

Item 13.           Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the information in the Registrant’s proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 15, 2003.

Item 14.           Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by the regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K and have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

PART IV

Item 15.           Principal Accountant Fees and Services

The information required by Item 15 is incorporated by reference to the information in the Registrant’s proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held on May 15, 2003.

Item 16.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	1.

Financial Statements. The consolidated financial statements and schedules of the Company together with the Independent Accountants Report thereon, are set forth on pages 28-52 of this Form 10-K and are incorporated herein by reference.

	2.	Financial Statement Schedule

		III – Real Estate and Accumulated Depreciation

	3.	Exhibits. See Exhibit Index on pages 55-56.

b.	Reports on Form 8-K

The Company filed a Form 8-K on November 15, 2002 indicating compliance with Sections 13 (a) or 15 (b) of the Securities Exchange Act of 1934 and November 18, 2002 reporting the appointment of D. Keith Cobb to the board of directors.

c.	Exhibits. See Exhibit Index on pages 55-56.

d.

Financial Statement Schedules. The schedules included on attached pages 60-64 as required by Regulation S-X are excluded from the Company’s Annual Report to Shareholders. There is no other financial information required by Regulation S-X that is excluded from the Company’s Annual Report to Shareholders.

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
4.2 (ii)

(g) First Supplemental Indenture dated as of December 19, 1997 between CP Limited Partnership and The First National Bank of Chicago, related to the $100,000,000 MadatOry Par Put Remarked SecuritiesSM (“MOPPRSSM”) due December 10, 2014.

4.2 (iii)	(g) Remarking Agreement dated as of December 23,1997 among Chateau Communities, Inc., CP Limited Partnership and the “Remarketing Dealer” named therein.
4.3*	(h) $100,000,000 8.5% Indenture, dated February 25, 2000, of CP Limited Partnership.
4.4*	(i) Form of $150,000,000 – 7.125% Senior Note due 2011 issued by CP Limited Partnership
4.5	(j) Form of $9,942,000 – 7.5% 11 year notes due August 2012
10.1	(k) Amended and Restated Agreement of Limited Partnership of CP Limited Partnership dated January 22, 1997
10.2	(o) Lease of 19500 Hall Road
10.3	(b) Form of Noncompetition Agreement (Boll and Allen)
10.4(i)	(e) Employment Agreement (Kellogg)
10.4(ii)	(e) Employment Agreement (Fischer)
10.4(iii)	(e) Employment Agreement (Davis)
10.5	(k) 1997 Equity Compensation Plan
10.6	(d) Long-Term Incentive Stock Plan
10.7	(l) Amendment to Amended and restated Agreement of Limited Partnership of CP Limited Partnership dated April 20, 1998
10.8	(l) 1999 Equity Compensation Plan
10.9	(p) 2001 Equity Compensation Plan
10.10	2002 Equity Compensation Plan
10.11	(j) $26 million loans – Form of Investment Loan Agreement and Form of Non-Investment Loan Agreement dated August 2, 2002
10.12	Credit Agreement (Term Loan) dated May 28, 2002, as amended
10.13	Tax related agreement, as supplemented
10.14	Development Agreement, as supplemented
14	Code of Ethics
21	(n) List of Subsidiaries of Chateau Communities, Inc.
23	Consent of PricewaterhouseCoopers LLP
99.1	Certification of the Chief Executive Officer and Chief Financial Officer

*         Other instruments defining long-term debt not exceeding 10% of total assets have been omitted in reliance on Item 601 (b) (4) (iii)(A) of Regulation S-K but will be filed upon request of the Commission.

(a)       Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Commission on August 10, 1995 (Commission File No. 1-12496).

(b)       Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-11 filed with the Commission on November 10, 1993 (Commission File No. 33-69150).

(c)       Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with Commission on May 23, 1997

(d)       Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999.

(e)       Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 1997.

(f)       Incorporated by reference to the Company’s Form 8-K filed with the Commission on May 1, 1998.

(g)       Incorporated by reference to the Company’s Form 8-K filed with the Commission on December 9, 1997.

(h)       Incorporated by reference to the Exhibits filed with CP Limited Partnership’s Form 8-K dated February 24 2000 and filed with the Commission on February 25, 2000.

(i)        Incorporated by reference to CP Limited Partnership’s Form S-4/A filed with the Commission on March 1, 2002

(j)        Incorporated by reference to the Exhibits filed with the Company’s Form 8-K dated August 3, 2001 and filed with the Commission on August 20, 2001.

(k)       Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1997.

(l)        Incorporated by reference to CP Limited Partnership’s Form 8-K filed with the Commission on May 1, 1998.

(m)      Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on May 20, 1999 as filed with the Commission on April 7, 1999.

(n)       Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1995 with the Commission on March 29, 1996.

(o)       Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2000.

(p)       Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2003.

CHATEAU COMMUNITIES, INC.
/s/ REES F. DAVIS, JR.	/s/ TAMARA D. FISCHER

Rees F. Davis, Jr. Director and Chief Executive Officer (Principal Executive Officer)	Tamara D. Fischer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003, have signed this report below.

/s/ STEVEN J. SHERWOOD	/s/ GEBRAN S. ANTON, JR.

Steven J. Sherwood Chairman of the Board of Directors	Gebran S. Anton, Jr. Director

/s/ JAMES M. HANKINS	/s/ D. KEITH COBB

James M. Hankins Vice Chair of the Board of Directors	D. Keith Cobb Director

/s/ C. G. KELLOGG	/s/ RHONDA G. HOGAN

C. G. Kellogg Director and Executive Vice President	Rhonda G. Hogan Director

/s/ EDWARD R. ALLEN	/s/ JAMES M. LANE

Edward R. Allen Director	James M. Lane Director

/s/ JOHN A. BOLL

John A. Boll Director

Sarbanes-Oxley §302(a) Certification

I, Rees F. Davis Jr., certify that:

1)        I have reviewed this annual report on Form 10-K of Chateau Communities, Inc.;

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b.        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 28, 2003
	By:	/s/ REES F. DAVIS JR.

Name: Rees F. Davis Jr. Title: Chief Executive Officer

Sarbanes-Oxley §302(a) Certification

I, Tamara D. Fischer, certify that:

1)        I have reviewed this annual report on Form 10-K of Chateau Communities, Inc.;

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)        The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

f.         Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

g.        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

h.        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

i.         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

j.         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 28, 2003
	By:	/s/ TAMARA D. FISCHER

Name: Tamara D. Fischer Title: Chief Financial Officer

CHATEAU COMMUNITIES, INC.
REAL ESTATE AND RELATED DEPRECIATION
AS OF DECEMBER 31, 2002

SCHEDULE III

(dollars in thousands)			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period

Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction (C), Acquisition (A)

Algoma	Algoma Township, MI	$—	$60	$—	$—	$6,004	$60	$6,004	$6,064	$1,360	1974	(C)
Allendale	Allendale, MI	—	1,274	3,747	—	249	1,274	3,996	5,270	291	2000	(C)
Anchor Bay	Ira Township, MI	—	432	80	—	20,177	432	20,257	20,689	9,772	1968	(C)
Anchor North Bay	Tampa Bay, FL	—	288	1,422	—	40	288	1,462	1,750	204	1998	(A)
Antelope Ridge	Colorado Springs, CO	—	1,796	12,022	—	1,791	1,796	13,813	15,609	947	1999	(C)
Apache	Apache, AZ	—	492	2,731	—	—	492	2,731	3,223	23	2002	(A)
Arbor Village	Jackson, MI	1,004	813	4,787	—	244	813	5,031	5,844	1,212	1998	(A)
Arlington Lakeside	Arlington, TX	3,135	920	5,176	—	245	920	5,421	6,341	357	2001	(A)
Atlanta Meadows (Jonesboro)	Atlanta, GA	—	625	435	—	651	625	1,086	1,711	313	1993	(A)
Audubon	Orlando, FL	—	281	296	—	3,166	281	3,462	3,743	2,320	1988	(A)
Autumn Forest	Greensboro, NC	4,368	918	6,747	—	557	918	7,304	8,222	1,703	1998	(A)
Avalon RV Park	Clearwater, FL	—	263	2,202	—	95	263	2,297	2,560	549	1998	(A)
Avon	Rochester Hills, MI	—	621	484	—	8,127	621	8,611	9,232	6,632	1988	(A)

Beacon Hill Colony	Lakeland, FL	1,281	804	802	—	3,248	804	4,050	4,854	277	2001	(A)
Beacon Terrace	Lakeland, FL	3,696	1,188	6,287	—	122	1,188	6,409	7,597	448	2001	(A)
Bermuda Palms	Indio, CA	—	1,291	2,477	—	979	1,291	3,456	4,747	1,065	1994	(A)
Berryman’s Ranch	Vineland, NJ	—	872	5,790	599	2,539	1,471	8,329	9,800	457	2001	(A)
Breazeale	Laramie, WY.	—	251	1,618	—	993	251	2,611	2,862	722	1993	(A)
Broadmore	South Bend, IN	—	777	4,115	—	2,817	777	6,932	7,709	1,522	1998	(A)
Buena Vista	Fargo, ND	—	713	6,248	—	695	713	6,943	7,656	2,354	1994	(A)
Butler Creek	Augusta, GA	—	1,238	2,309	—	1,461	1,238	3,770	5,008	915	1993	(A)

Camden Point	Kingsland, GA	—	466	1,701	—	191	466	1,892	2,358	569	1993	(A)
Camp Inn RV Park	Frostproof, FL	—	796	4,220	—	213	796	4,433	5,229	670	1998	(A)
Canterbury	Grand Rapids, MI	—	705	3,107	9	2,454	714	5,561	6,275	1,007	1998	(A)
Carnes Crossing	Summerville, SC	—	1,503	7,161	—	4	1,503	7,165	8,668	149	1998	(A)
Castlewood Estates	Mableton, GA	—	656	2,918	—	1,890	656	4,808	5,464	1,294	1997	(A)
Casual Estates	Syracuse, NY	—	2,136	14,324	—	4,666	2,136	18,990	21,126	5,809	1993	(A)
Cedar Grove	Clinton, CT	—	180	1,140	—	238	180	1,378	1,558	212	1998	(A)
Cedar Knolls	Minneapolis, MN	—	1,217	11,006	—	982	1,217	11,988	13,205	4,110	1994	(A)
Chesterfield	Chesterfield Township, MI	—	405	—	—	2,441	405	2,441	2,846	1,833	1969	(C)
Cimarron Park	St. Paul, MN	—	1,424	12,882	—	1,098	1,424	13,980	15,404	4,801	1994	(A)
Clinton	Clinton Township, MI	—	989	—	—	6,680	989	6,680	7,669	5,193	1969	(C)
Coach Royale	Boise, ID	—	197	1,065	—	1,022	197	2,087	2,284	610	1994	(A)
Colonial	Kalamazoo, MI	—	816	195	—	8,032	816	8,227	9,043	6,774	1985	(A)
Colonial Coach	Riverdale, GA	—	1,052	4,277	—	3,020	1,052	7,297	8,349	2,181	1997	(A)
Colony Cove	Ellenton, FL	—	5,683	28,256	(120)	20,708	5,563	48,964	54,527	14,204	1994	(A)
Columbia Heights	Grand Forks, ND	—	588	5,282	—	371	588	5,653	6,241	1,976	1994	(A)
Conway Plantation	Conway, SC	—	428	3,696	—	427	428	4,123	4,551	1,265	1997	(A)
Country Estates	Spring Lake Township, MI	—	30	—	—	1,933	30	1,933	1,963	1,562	1974	(C)
Countryside Village Denver	Denver, CO	—	1,460	4,384	—	5,546	1,460	9,930	11,390	2,876	1993	(A)
Countryside Village Jackson.	Jacksonville, FL	—	962	4,796	—	6,562	962	11,358	12,320	3,326	1993	(A)
Countryside Village Longmont	Longmont, CO	—	1,481	4,455	—	6,046	1,481	10,501	11,982	3,062	1993	(A)
Cranberry Lake	White Lake Township, MI	—	432	220	—	6,762	432	6,982	7,414	2,673	1986	(A)
Creekside	Lewisville, TX	12,689	1,460	20,716	—	1,089	1,460	21,805	23,265	1,462	2001	(A)
Crestview	Stillwater, OK	—	362	963	—	2,749	362	3,712	4,074	1,095	1993	(A)
Crystal Lake	St. Petersburg, FL	—	498	2,475	—	59	498	2,534	3,032	348	1998	(A)
Crystal Lake Club	Avon Park, FL	—	2,396	12,308	—	546	2,396	12,854	15,250	933	1998	(A)
Crystal Lakes	Zephyrhills, FL	—	1,323	2,239	—	449	1,323	2,688	4,011	849	1998	(A)

Del Tura	Fort Myers, FL	41,525	4,360	50,508	—	5,093	4,360	55,601	59,961	18,205	1994	(A)
Denali	Apache, AZ	—	648	2,933	—	—	648	2,933	3,581	25	2002	(A)

Eagle Creek	Tyler, TX	—	1,291	1,761	—	2,640	1,291	4,401	5,692	811	1997	(A)

(dollars in thousands)			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period

Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction(C), Acquisition (A)

Eagle Point	Seattle, WA	—	1,048	3,514	—	4,278	1,048	7,792	8,840	2,284	1993	(A)
Eastridge	San Jose, CA	7,024	2,476	4,671	—	2,542	2,476	7,213	9,689	2,085	1994	(A)
Eldorado	Daytona Bch, FL	—	408	1,248	—	1,259	408	2,507	2,915	704	1993	(A)
Emerald Lake	Punta Gorda, FL	—	399	1,150	—	358	399	1,508	1,907	948	1988	(A)
Evergreen	New Haven, CT	—	309	1,883	—	459	309	2,342	2,651	308	1998	(A)

Fairways Country Club	Orlando, FL	—	955	5,823	—	2,494	955	8,317	9,272	6,495	1979	(A)(C)
Falcon Farms	Moline, IL	—	295	1,576	—	1,635	295	3,211	3,506	910	1993	(A)
Ferrand Estates	Wyoming, MI	7,952	257	1,579	—	462	257	2,041	2,298	1,636	1989	(A)
Forest Creek	South Bend, IN	—	501	4,849	—	152	501	5,001	5,502	1,136	1998	(A)
Forest Lake Estates	Spring Lake Township, MI	—	414	2,293	—	840	414	3,133	3,547	1,144	1994	(A)
Fountain Vue	Marion, IN	—	360	1,210	—	742	360	1,952	2,312	316	1998	(A)
Four Seasons	Fayetteville, GA	1,963	856	4,252	—	237	856	4,489	5,345	310	2001	(A)
Foxhall Village	Raleigh, NC	—	521	5,283	—	3,264	521	8,547	9,068	2,458	1997	(A)
Foxwood Farms	Ocala, FL	—	691	1,502	—	1,258	691	2,760	3,451	733	1994	(A)
Friendly Village	Lawrenceville, GA	—	792	5,926	—	140	792	6,066	6,858	425	2001	(A)
Friendly Village	Greeley, CO	—	517	2,702	—	2,188	517	4,890	5,407	1,428	1994	(A)

Glenmoor	Battle Creek, MI	—	3,400	203	9	2,835	3,409	3,038	6,447	107	1999 — 2000	(C)
Golden Valley	Douglasville, TX	—	254	800	—	976	254	1,776	2,030	350	1997	(A)
Grand Blanc	Grand Blanc, MI	—	1,749	—	—	10,101	1,749	10,101	11,850	3,793	1990	(C)
Grand Place	GrandPrairie, TX	5,906	1,332	9,237	—	147	1,332	9,384	10,716	654	2001	(A)
Green Acres	New Haven, CT	—	195	1,286	—	128	195	1,414	1,609	323	1998	(A)
Green Park South	Montgomery, AL	—	1,021	7,704	—	2,254	1,021	9,958	10,979	1,546	1999	(A)
Green River Village	Corona, CA	6,971	1,332	21,101	—	62	1,332	21,163	22,495	1,483	2001	(A)
Greenbriar Village	Bath, PA	4,683	1,276	12,434	—	52	1,276	12,486	13,762	876	2001	(A)

Haselton Village	Eustis, FL	3,440	1,168	5,041	—	97	1,168	5,138	6,306	361	2001	(A)
Harston Woods	Fort Worth, TX	—	—	—	1,764	10,373	1,764	10,373	12,137	643	2001	(A)
Hickory Knoll	Indianapolis, IN	—	356	2,669	—	5,979	356	8,648	9,004	2,549	1993	(A)
Hidden Valley	Orlando, FL	—	492	5,714	—	292	492	6,006	6,498	1,502	1995	(A)
Highland	New Haven, CT	6,000	153	1,140	—	1,651	153	2,791	2,944	328	1998	(A)
Highlands (The)	Flint, MI	—	2,323	13,260	—	5,499	2,323	18,759	21,082	3,558	1998	(A)
Hillcrest	Rockland, MA	—	236	1,285	—	49	236	1,334	1,570	333	1997	(A)
Holiday Estates	Byron Township, MI	—	16	—	—	1,836	16	1,836	1,852	1,537	1984	(C)
Holly Hills	Holly, MI	—	1,982	6,103	—	1,087	1,982	7,190	9,172	552	2000	(C)
Hoosier Estates	Lebanon, IN	—	1,008	4,412	—	150	1,008	4,562	5,570	353	2001	(A)
Howell	Howell, MI	—	345	—	—	3,144	345	3,144	3,489	2,522	1972	(C)
Hunters Chase	Lima, OH	—	909	1,246	—	1,527	909	2,773	3,682	628	1997	(A)
Hunter Ridge	Jonesboro, GA	—	1,976	19,675	—	188	1,976	19,863	21,839	1,658	2001	(A)
Huron Estates	Flint, MI	—	354	1,882	6	1,106	360	2,988	3,348	534	1998	(A)

Indian Rocks	Clearwater, FL	—	441	1,032	—	128	441	1,160	1,601	231	1998	(A)

Jade Isle	Orlando, FL	—	273	1,076	—	946	273	2,022	2,295	583	1993	(A)
Jurupa Hills	Riverside, CA	8,426	1,288	11,964	—	245	1,288	12,209	13,497	849	2001	(A)

Knoll Terrace	Salem, OR	—	1,379	2,050	—	2,955	1,379	5,005	6,384	1,472	1993	(A)

La Quinta Ridge	Indio, CA	—	1,014	1,873	—	1,469	1,014	3,342	4,356	1,092	1994	(A)
Lake in the Hills	Auburn Hills, MI	—	952	6,389	—	107	952	6,496	7,448	2,755	1994	(A)
Lakeland Harbor	Lakeland, FL	—	875	—	—	3,464	875	3,464	4,339	2,847	1983	(C)
Lakeland Junction	Lakeland, FL	—	471	972	—	146	471	1,118	1,589	984	1981	(C)
Lakes at Leesburg	Leesburg, FL	9,012	1,178	—	—	3,611	1,178	3,611	4,789	2,639	1984	(C)
Lakeside Terrace	Fruitland Park, FL	—	964	4,853	—	186	964	5,039	6,003	347	2001	(A)
Lakewood Estates	Montgomery, AL	—	2,007	2,107	—	2,491	2,007	4,598	6,605	892	1999	(A)
Lakewood	Davenport, LA	—	442	1,210	—	398	442	1,608	2,050	463	1993	(A)
Lamplighter GA	Marietta, GA	8,656	1,724	13,703	—	142	1,724	13,845	15,569	969	2001	(A)
Land O’Lakes	Orlando, FL	—	473	2,507	—	964	473	3,471	3,944	1,004	1993	(A)

(dollars in thousands)			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period				Date of Construction(C), Acquisition (A)

Community Name	Location	Encumb- rances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation

Landmark Village	Fairburn, GA	—	2,539	4,352	—	3,952	2,539	8,304	10,843	2,383	1994(A)
Leisure Woods – Rockland	Rockland, MA	—	831	14,326	—	176	831	14,502	15,333	1,865	1997 (A)
Leisure Woods – Tauton	Tauton, MA	—	256	2,780	—	2,791	256	5,571	5,827	665	1997 (A)
Leonard Gardens	Walker, MI	—	94	—	252	7,131	346	7,131	7,477	2,324	1987 (C)
Longview, CO	Longmont, CO	—	1,604	14,288	—	15	1,604	14,303	15,907	906	2001 (A)
Los Ranchos	Apple Valley, CA	1,884	1,556	6,609	26	192	1,582	6,801	8,383	475	2001 (A)
Macomb	Macomb Township, MI	35,650	1,459	—	—	16,158	1,459	16,158	17,617	9,211	1973 (C)
Maple Grove	Boise, ID	—	702	2,384	—	3,530	702	5,914	6,616	1,688	1993 (A)
Maple Ridge	Manteno, IL	—	126	—	6	1,458	132	1,458	1,590	474	1997 (A)
Maple Run	Clio, MI	—	1,632	5,520	—	352	1,632	5,872	7,504	700	1998 (C)
Maple Valley	Manteno, IL	—	338	—	5	4,274	343	4,274	4,617	1,321	1997 (A)
Mariwood	Indianapolis, IN	—	324	2,415	—	5,237	324	7,652	7,976	2,214	1993 (A)
Marnelle	Fayetteville, GA	633	464	2,635	—	1,383	464	4,018	4,482	1,163	1997 (A)
Meadow Park	Fargo, ND	—	133	1,183	—	113	133	1,296	1,429	440	1994 (A)
Midway Estates	Vero Bch., FL	—	1,313	2,095	—	1,273	1,313	3,368	4,681	970	1993 (A)
Misty Winds	Corpus Christi, TX	—	1,068	2,879	969	3,006	2,037	5,885	7,922	277	2001 (A)
Mosby’s Point	Florence, KY	—	608	1,574	—	1,271	608	2,845	3,453	828	1993 (A)
Mountain View	Henderson, NV	11,510	1,396	22,889	—	78	1,396	22,967	24,363	1,612	2001 (A)
Northbluff Estates	Austin, TX	—	1,096	8,692	—	127	1,096	8,819	9,915	724	2001 (A)
Northwood	Lewisville, TX	8,859	1,820	15,831	—	79	1,820	15,910	17,730	1,118	2001 (A)
Norton Shores	Norton Shores, MI	—	103	—	—	5,105	103	5,105	5,208	3,628	1978 (C)
Novi	Novi, MI	—	896	—	—	5,855	896	5,855	6,751	4,772	1973 (C)
Oak Hill	Groveland Township, MI	—	115	2,165	—	4,410	115	6,575	6,690	3,455	1983 (A)
Oak Ridge	South Bend, IN	—	615	3,770	—	142	615	3,912	4,527	913	1998 (A)
Oakley Point	Moncks Corner, SC	—	—	—	41	4,805	41	4,805	4,846	1	2000 (C)
Oakwood Forest	Greensboro, NC	—	1,111	3,843	—	6,619	1,111	10,462	11,573	3,066	1993 (A)
Old Orchard	Davison, MI	—	210	182	—	2,698	210	2,880	3,090	573	1988 (A)
One Hundred Oaks	Fultondale, AL	—	345	1,839	—	1,539	345	3,378	3,723	955	1997 (A)
Onion Creek	Austin, TX	—	1,072	6,983	—	2,304	1,072	9,287	10,359	571	1999 (C)
Orange Lake	Clermont, FL	—	246	85	—	2,442	246	2,527	2,773	1,373	1988 (A)
Orion	Orion Township, MI	—	422	198	—	6,325	422	6,523	6,945	3,889	1986 (A)
Palm Beach Colony	West Palm Beach, FL	—	691	1,962	—	443	691	2,405	3,096	1,036	1983 (A)
Palm Valley	Oviedo, FL	12,974	2,568	22,969	—	6,126	2,568	29,095	31,663	1,700	2001 (A)
Parkwood Communities	Wildwood, FL	2,147	2,792	9,336	—	293	2,792	9,629	12,421	667	2001 (A)
Pedaler’s Pond	Lake Wales, FL	—	350	285	—	2,298	350	2,583	2,933	1,593	1990 (A)
Pine Lakes	Lapeer, MI	—	1,983	7,822	—	205	1,983	8,027	10,010	1,010	1998 (C)
Pine Lakes Ranch	Thornton, CO	—	2,463	10,379	(796)	4,219	1,667	14,598	16,265	4,457	1997 (A)
Pinecrest Village	Shreveport, LA	—	93	719	—	1,637	93	2,356	2,449	668	1997 (A)
Pinelake Gardens	Stuart, FL	7,581	2,128	11,951	152	507	2,280	12,458	14,738	860	2001 (A)
Pinellas Cascades	Clearwater, FL	—	1,747	2,313	—	2,045	1,747	4,358	6,105	1,254	1993 (A)
Pinewood	Columbus, MI	—	1,242	10,070	—	481	1,242	10,551	11,793	2,507	1998 (A)
Pleasant Ridge	Lansing, MI	—	915	3,898	—	200	915	4,098	5,013	969	1998 (A)
Pooles Manor	Ellenwood, GA	—	776	3,202	—	83	776	3,285	4,061	228	2001 (A)
Prairie Greens	Frederick, CO	—	—	—	1,565	5,578	1,565	5,578	7,143	188	2001 (A)
Presidents Park	Grand Forks, ND	—	258	1,283	—	1,820	258	3,103	3,361	914	1994 (A)
Redwood Estates	Thornton, CO	—	2,473	10,044	—	7,552	2,473	17,596	20,069	5,159	1997 (A)
Regency Lakes	Winchester, VA	—	1,176	3,705	—	3,036	1,176	6,741	7,917	1,653	1997 (A)
Riverview	Portland, OR	—	537	1,942	—	2,022	537	3,964	4,501	1,152	1993 (A)
Rosemount Woods	Minneapolis/St. Paul, MN	—	475	4,297	—	62	475	4,359	4,834	787	1994 (A)
Royal Estates	Kalamazoo, MI	—	1,015	2,475	—	1,541	1,015	4,016	5,031	1,192	1993 (A)
Saddlebrook	N. Charleston, SC	—	1,284	5,497	—	98	1,284	5,595	6,879	1,361	1998 (A)
Science City	Midland, MI	—	870	1,760	—	1,849	870	3,609	4,479	1,067	1993 (A)
Shadow Hills	Orlando, FL	—	2,363	10,857	—	166	2,363	11,023	13,386	770	2001 (A)

(dollars in thousands)			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period

Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction (C), Acquisition (A)

Shadowood	Acworth, GA	8,263	2,024	13,252	—	165	2,024	13,417	15,441	938	2001	(A)
Shady Lane	Clearwater, FL	—	324	1,574	—	83	324	1,657	1,981	385	1998	(A)
Shady Oaks	Clearwater, FL	—	750	6,967	—	75	750	7,042	7,792	1,706	1998	(A)
Shady Village	Clearwater, FL	—	468	3,179	—	55	468	3,234	3,702	441	1998	(A)
Shenandoah	Boise, ID	—	443	2,403	—	1,860	443	4,263	4,706	1,210	1994	(A)
Shenandoah Village	Sicklerville, NJ	5,060	1,436	10,181	—	28	1,436	10,209	11,645	744	2001	(A)
Sherwood	Marion, IN	—	264	1,175	—	990	264	2,165	2,429	569	1998	(A)
Skyway	Indianapolis, IN	—	178	1,366	—	2,597	178	3,963	4,141	1,134	1993	(A)
Smokecreek	Snellville, GA	—	1,056	4,594	—	143	1,056	4,737	5,793	330	2001	(A)
South Oaks	Palmetto, GA	1,798	885	1,781	—	183	885	1,964	2,849	193	2000	(A)
Southwind	Naples, FL	—	1,476	3,463	—	3,245	1,476	6,708	8,184	1,960	1993	(A)
Spring Brook	Utica, MI	4,404	1,209	10,928	—	144	1,209	11,072	12,281	2,705	1998	(A)
Springfield Farms	Brookline, MO	—	1,698	2,157	—	2,336	1,698	4,493	6,191	1,047	1997	(A)
Starlight Ranch	Orlando, FL	—	5,597	8,859	—	4,598	5,597	13,457	19,054	3,803	1997	(A)
Steeple Chase	Battle Creek, MI	—	—	—	—	1,049	—	1,049	1,049	—	2000	(C)
Stone Mountain	Stone Mountain, GA	7,166	1,156	11,050	—	345	1,156	11,395	12,551	781	2001	(A)
Stonegate Austin	Austin, TX	—	1,056	11,079	—	201	1,056	11,280	12,336	779	2001	(A)
Stonegate Pines	Arlington, TX	—	644	3,555	—	76	644	3,631	4,275	253	2001	(A)
Stonegate	Shreveport, LA	—	160	642	—	1,365	160	2,007	2,167	633	1993	(A)
Suburban Woods	Union City, GA	—	920	4,329	—	67	920	4,396	5,316	306	2001	(A)
Sunny South	Boynton Beach, FL	6,900	1,276	11,807	—	224	1,276	12,031	13,307	840	2001	(A)
Swan Creek	Ann Arbor, MI	—	882	9,709	—	61	882	9,770	10,652	2,369	1998	(A)
Tara Woods	N. Ft Myers, FL	—	2,124	13,959	—	139	2,124	14,098	16,222	1,149	2001	(A)
Tarpon Glen	Clearwater, FL	—	510	2,893	—	148	510	3,041	3,551	429	1998	(A)
Terrace Heights	Dubuque, IA	—	919	2,413	—	3,782	919	6,195	7,114	1,815	1993	(A)
The Colony	Rancho Mirage, CA	4,685	2,259	4,745	—	2,142	2,259	6,887	9,146	1,969	1994	(A)
The Glen	Rockland, MA	—	261	252	—	637	261	889	1,150	173	1997	(A)
The Orchard	Santa Rosa, CA	7,819	2,795	6,363	—	2,174	2,795	8,537	11,332	2,350	1994	(A)
Tierra West	Albuquerque, NM	—	1,863	9,500	—	82	1,863	9,582	11,445	669	2001	(A)
Timber Heights	Davison, MI	—	274	—	109	6,863	383	6,863	7,246	1,653	1996	(A)
Torrey Hills	Flint, MI	—	346	205	—	5,344	346	5,549	5,895	977	1987	(A)
Twenty Nine Pines	St. Paul, MN	—	317	2,871	—	11	317	2,882	3,199	875	1994	(A)
Twin Pines	Goshen, IN	—	197	1,934	—	2,097	197	4,031	4,228	1,175	1993	(A)
University Village	Orlando, FL	—	1,024	8,888	—	395	1,024	9,283	10,307	646	2001	(A)
Valley Vista	Grand Rapids, MI	1,469	411	2,791	—	174	411	2,965	3,376	696	1998	(A)
Vance	Columbus, OH	—	200	993	—	1,329	200	2,322	2,522	578	1993	(A)
Villa	Flint, MI	—	135	332	—	2,888	135	3,220	3,355	2,704	1984	(A)
Village Green	Vero Beach, FL	13,440	3,120	18,539	—	866	3,120	19,405	22,525	1,335	2001	(A)
Westbrook	Detroit, MI	—	190	2,451	—	6,228	190	8,679	8,869	1,584	1996	(C)
Westpark	Wickenburg, AZ	—	888	4,564	—	66	888	4,630	5,518	329	2001	(A)
Whispering Pines	Clearwater, FL	—	4,208	4,071	—	3,215	4,208	7,286	11,494	2,105	1993	(A)
Winter Haven Oaks	Winter Haven, FL	—	490	705	—	1,820	490	2,525	3,015	416	1988	(A)(C)
Winter Paradise RV	Hudson, FL	—	300	1,593	—	217	300	1,810	2,110	249	1998	(A)
Wolf Creek	Bondurant, IA	—	—	—	—	2,108	—	2,108	2,108	80	1996	(C)
Woodlake	Greensboro, NC	—	924	6,311	—	273	924	6,584	7,508	1,586	1998	(A)
Woodlands of Kennesaw	Kennesaw, GA	—	1,092	8,349	—	56	1,092	8,405	9,497	590	2001	(A)
Yankee Springs	Grand Rapids, MI	—	948	5,360	3	882	951	6,242	7,193	1,446	1998	(A)
Yorktowne	Sharonville, OH	—	2,130	6,311	—	3,145	2,130	9,456	11,586	2,800	1997	(A)
Miscellaneous Investments		—	—	—	—	43,924	—	43,924	43,924	17,369

		$279,973	$202,538	$989,878	$4,599	$485,200	$207,137	$1,475,078	$1,682,215	$346,583

SCHEDULE III
Continued

CHATEAU COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

The changes in total real estate for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$1,686,674	$1,132,493	$1,055,450
Acquisitions	11,432	563,088	7,577
Improvements	29,535	34,678	69,466
Dispositions and other	(45,426)	(43,585)	—

Balance, end of year	$1,682,215	$1,686,674	$1,132,493

The change in accumulated depreciation for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$285,209	$235,653	$192,015
Depreciation for the year	71,065	57,650	43,638
Dispositions and other	(9,691)	(8,094)	—

Balance, end of year	$346,583	$285,209	$235,653