Form 10-Q
period 2003-03-31
CHATEAU COMMUNITIES INC
filed 2003-05-15
CIK 912393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12496

CHATEAU COMMUNITIES, INC.
(exact name of registrant as specified in its charter)

MARYLAND	38-3132038

(State of incorporation)	(I.R.S. Employer Identification No.)

6160 South Syracuse Way, Greenwood Village, Colorado 80111
(Address of principal executive offices)

303.741.3707
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of the registrant’s Common Stock outstanding on May 6, 2003 was 29,411,828 shares.

CHATEAU COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share data)	2003	2002

Revenues
Rental income	$63,432	$61,936
Interest income	2,806	2,752
Management fee and other income (loss)	(94)	466

	66,144	65,154
Expenses
Property operating and maintenance	19,707	18,445
Real estate taxes	4,335	4,214
Depreciation and amortization	17,683	16,277
Administrative	3,102	3,367
Interest and related amortization	16,702	16,800

	61,529	59,103

Income before gain on disposition of properties and minority interests	4,615	6,051
Gain on disposition of properties	—	1,164
Minority interests of preferred OP Unitholders	(1,523)	(1,523)
Minority interests of common OP Unitholders	(496)	(950)

Income from continuing operations	2,596	4,742

Discontinued operations
Income from discontinued operations, net of minority interests	641	1,467
Gain on disposition of properties, net of minority interests	385	—

Income from discontinued operations	1,026	1,467

Income before cumulative effect of accounting change	3,622	6,209
Cumulative effect of accounting change, net of minority interests	—	(845)

Net income available to common shareholders	$3,622	$5,364

Earnings per common share / OP Unit - basic
Income from continuing operations	$0.09	$0.16
Income from discontinued operations	0.03	0.05

Income before cumulative effect of accounting change	0.12	0.21
Cumulative effect of accounting change	—	(0.03)

Net income available to common shareholders	$0.12	$0.18

Weighted average common shares - basic	29,351	29,185

Earnings per common share / OP Unit - diluted
Income from continuing operations	$0.09	$0.16
Income from discontinued operations	0.03	0.05

Income before cumulative effect of accounting change	0.12	0.21
Cumulative effect of accounting change	—	(0.03)

Net income available to common shareholders	$0.12	$0.18

Weighted average common shares - diluted	29,359	29,344

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2003 (unaudited )	December 31, 2002

ASSETS
Rental property:
Land	$199,328	$207,137
Land and improvements for expansion sites	42,596	41,751
Depreciable property, net	1,395,074	1,433,327

	1,636,998	1,682,215
Less: accumulated depreciation	351,169	346,583

Net rental property	1,285,829	1,335,632
Rental property held for sale	39,177	6,004
Cash and cash equivalents	4,013	2,025
Rents and other receivables, net	5,092	5,304
Notes receivable	43,388	42,611
Investments in and advances to affiliates	106,408	112,054
Prepaid expenses and other assets	13,766	11,358

Total assets	$1,497,673	$1,514,988

LIABILITIES
Debt	$1,006,573	$1,013,809
Accrued interest payable	14,306	13,911
Accounts payable and accrued expenses	16,009	15,248
Rents received in advance and security deposits	19,246	16,266
Dividends and distributions payable	20,006	20,038

Total liabilities	1,076,140	1,079,272
Minority interests in Operating Partnership	130,956	134,477
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 90 million shares authorized; 29,398,309 and 29,263,416, shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	294	293
Additional paid-in capital	500,350	498,869
Dividends in excess of accumulated earnings	(195,493)	(182,991)
Accumulated other comprehensive income	(5,293)	(5,537)
Notes receivable from officers, 347,875 and 355,885 shares outstanding at March 31, 2003 and December 31, 2002, respectively	(9,281)	(9,395)

Total shareholders’ equity	290,577	301,239

Total liabilities and shareholders’ equity	$1,497,673	$1,514,988

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$3,622	$5,364
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in discontinued operations	415	915
Equity in loss of CSI	622	472
Share of loss from N’Tandem	27	130
Net gain on disposition of properties - continuing operations	—	(1,164)
Income attributed to common minority interests - continuing operations	496	950
Cumulative effect of accounting change, net of minority interests	—	845
Bad debt expense	188	464
Depreciation and amortization from continuing operations	17,683	16,277
Amortization of debt issuance costs	1,111	735
Decrease in operating assets	176	2,463
Increase in operating liabilities	1,264	3,273

Net cash provided by operating activities	25,604	30,724
Cash flows from investing activities:
Net proceeds from dispositions of rental properties	4,067	6,232
Collection of amounts held in escrow, from prior year property dispositions	—	10,660
Additions to rental property and equipment	(4,798)	(8,348)
Investment in and advances to affiliates	(1,297)	(4,764)
Proceeds from Notes Receivable - OP Unitholder	6,000	—
Payments (advances) on notes receivable, net	(708)	633

Net cash provided by investing activities	3,264	4,413
Cash flows from financing activities:
Borrowings on lines of credit	36,785	32,454
Payments on lines of credit	(42,959)	(64,098)
Principal payments on debt	(1,062)	(1,165)
Dividends/distributions to shareholders/OP Unitholders	(19,229)	—
Payment of debt issuance costs	(412)	(1,612)
Exercise of common stock options and other	(3)	88

Net cash used in financing activities	(26,880)	(34,333)

Increase in cash and cash equivalents	1,988	804
Cash and cash equivalents, beginning of period	2,025	61

Cash and cash equivalents, end of period	$4,013	$865

Supplemental non-cash information:
Fair market value of OP Units/common shares issued in connection with acquisitions/development	$246	$698

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Background and Basis of Presentation:

Background -

Chateau Communities, Inc. is a real estate investment trust (“REIT”) formed in 1993.  We are engaged in owning and operating manufactured housing community properties, primarily through our Operating Partnership, CP Limited Partnership.  As of March 31, 2003, our portfolio consisted of 203 properties, containing an aggregate of 67,966 homesites and 1,359 park model/RV sites, located in 32 states.  We also fee manage 35 properties, containing an aggregate of 7,835 homesites.

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

In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Basis of Presentation -

The accompanying condensed consolidated financial statements include all accounts of Chateau, our wholly owned qualified REIT subsidiaries, our Operating Partnership, and controlled joint ventures.  All significant inter-entity balances and transactions have been eliminated in consolidation.  Investments in joint ventures or entities that we do not control but exercise significant influence over are accounted for using the equity method of accounting.

We own 100% of the preferred stock of Community Sales, Inc. (“CSI”), our taxable service corporation through which we conduct manufactured home sales and brokerage activities.  Through our ownership, we are entitled to 100% of the CSI cash flow and economics; however, we account for our investment in CSI using the equity method of accounting, since we do not own any of its voting common stock.

Reclassifications –
Certain prior year amounts have been reclassified to conform to current period presentation.

2.	Comprehensive Income:

We amortize the loss of a forward rate interest swap hedge transaction, which was settled in 2001 with the issuance of fixed rate debt and included in comprehensive income in the equity section of the Condensed Consolidated Balance Sheets.  Total comprehensive income for the three months ended March 31, 2003 and 2002 is summarized as follows (in thousands):

	2003	2002

Net income available to common shareholders	$3,622	$5,364
Add back: amortization of hedge loss	244	219
Less: adjustment for amounts included in net income	(244)	(219)

Total comprehensive income	$3,622	$5,364

3.	Common Stock and Related Transactions:

On February 25, 2003, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of March 31, 2003.  The dividend/distribution was paid April 15, 2003 and is included in dividends/distributions payable in the accompanying condensed consolidated balance sheet as of March 31, 2003.

Basic and diluted earnings per share (“EPS”) are summarized in the following table:

(In thousands, except per share data)	For the Three Months Ended March 31,

	2003	2002

Basic EPS:
Income from continuing operations plus minority interests of common OP Unitholders	$3,092	$5,692

Weighted average common shares outstanding	29,351	29,185
Weighted average common OP Units outstanding	5,618	5,857

Weighted average common shares and OP Units - Basic	34,969	35,042

Per Share	$0.09	$0.16

Diluted EPS:
Income from continuing operations plus minority interests of common OP Unitholders	$3,092	$5,692

Weighted average common shares outstanding	29,351	29,185
Weighted average common OP Units outstanding	5,618	5,857
Employee stock options	8	159

Weighted average common shares and OP Units - Diluted	34,977	35,201

Per Share	$0.09	$0.16

We have notes receivable from stock option exercises that bear interest, primarily at LIBOR plus 80 basis points, range in maturity dates from 2003 to 2005, are collateralized by the underlying common shares, and are non-recourse to the borrower.  Approximately $3.6 million of the loans mature in August 2003 and are collateralized by approximately 140,000 shares of common stock.  We may recognize impairment on these notes receivable depending on our share price at maturity.

4.	Stock Options Plan:

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for March 31, 2003 and 2002 consistent with the method allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and net income per common share would have been (in thousands, except per share data):

	For the Three Months Ended March 31,

	2003	2002

Net income, as reported	$3,622	$5,364
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(228)	(282)

Pro forma net income	$3,394	$5,082

Earnings per share
Basic - as reported	$0.12	$0.18

Basic - pro forma	$0.12	$0.17

Diluted - as reported	$0.12	$0.18

Diluted - pro forma	$0.12	$0.17

5.	Financing:

The following table sets forth certain information regarding debt at March 31, 2003:

(Dollars in thousands)	Weighted Average Interest Rate	Maturity Date	Principal Balance

Fixed rate mortgage debt	7.70%	2003 - 2011	$278,911
Unsecured senior notes	7.77%	2003 - 2021	470,000
Unsecured installment notes	7.50%	2012	9,662

Total fixed rate debt			758,573

Unsecured term loan	3.08%	2004	125,000
Unsecured lines of credit	2.70%	2005	123,000

Total variable rate debt			248,000

			$1,006,573

We have a line of credit available with BankOne, N.A., acting as lead agent with a total borrowing capacity of $175 million (the “Bank One Credit Facility”).  Beginning April 2003, our borrowing capacity on this facility is restricted by $10 million each month to ensure availability of $50 million in August 2003 to repay $50 million of senior unsecured notes upon their maturity.  Subsequent to the repayment, the borrowing capacity will be restored to $175 million.  The capacity will then be restricted by $20 million through November 2003 to ensure adequate borrowing capacity to repay $20 million of senior unsecured debt upon its maturity.  Subsequent to that repayment, the borrowing capacity will be restored to $175 million.  The facility matures in February 2005 and as of March 31, 2003, the facility bears interest at LIBOR plus 140 basis points (2.68% as of March 31, 2003).  In addition we have a $7.5 million revolving line of credit from US Bank, which, as of March 31, 2003, bears interest at a rate of LIBOR plus 125 basis points (2.53% as of March 31, 2003) (together with our BankOne Credit Facility, “Credit Facilities”).  As of March 31, 2003 we had approximately $123 million outstanding under our Credit Facilities and had available $59.5 million in additional borrowing capacity.

We have a $125 million term loan with BankOne acting as lead agent, which as of March 31, 2003, bears interest at LIBOR plus 175 basis points (3.03% as of March 31, 2003) and matures in May 2004.

In January 2003, Standard & Poor’s Ratings Services affirmed our credit ratings at BBB-, but revised its outlook of our company from stable to negative.  In March 2003, Moody’s Investors Service revised our debt rating to Ba1, outlook uncertain.  Among other things, the downgrade was attributed to uncertainty regarding plans to address 2004 and 2005 debt maturities.  This downgrade resulted in increased borrowing costs under our Bank One Credit Facility, term loan and $70 million of unsecured senior notes, and is reflected above.  In addition, with the change in ratings, we may be required to repurchase $20 million of privately issued unsecured debt, at the lenders option, including related interest and other charges.  This debt is currently scheduled to mature November 2003.

6.	Related Party Transactions:

During the first quarter of 2003, we owned approximately 19% of N’Tandem Trust’s (“N’Tandem”) outstanding equity. As of March 31, 2003, we had loans and advances of approximately $38 million outstanding to N’Tandem.  We also guarantee N’Tandem’s working capital line of credit, which had $16.5 million outstanding as of March 31, 2003.  Subsequent to March 31, 2003, we advanced N’Tandem $16.5 million to pay off its working capital line of credit.  In addition, we own N’Tandem’s external advisor and provide management and other services to N’Tandem. As such, we possess significant influence over the operating and financial decisions of N’Tandem, and accordingly, account for our investment in N’Tandem utilizing the equity method of accounting. The following table details the fees charged to N’Tandem for the respective periods (in thousands):

	For the Three Months Ended March 31,

	2003	2002

Interest income and related fees	$500	$722
Advisory fees	317	337
Management and overhead fees	267	426

	$1,084	$1,485

In an effort to maximize the return on our investment in N’Tandem and to assume control over the portfolio that we manage for N’Tandem, we signed an agreement in January 2003 to purchase a subsidiary of N’Tandem. This transaction, which carries a total purchase price of approximately $150 million, will require a $5 million additional cash investment.  We will assume $85 million of secured debt and $3 million of other liabilities and retire our loans and advances to N’Tandem, which will be approximately $54.5 million.  The transaction was approved by the shareholders of N’Tandem and is expected to close in the second quarter of 2003.  When the transaction is completed, we plan to market 12 communities for disposition, representing approximately 15% of N’Tandem’s net operating income, in the remainder of 2003.

Effective April 1, 2003, we had the unilateral right to convert our notes receivable from N’Tandem into a common equity investment in N’Tandem.  We exercised that right in April 2003.  Based on the conversion right, we will consolidate N’Tandem beginning April 1, 2003.

7.	Rental Property Held for Sale / Discontinued Operations:

Assets held for sale are carried at the lower of book value or fair value less costs to sell the assets.  Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income from discontinued operations, for all periods presented, includes the results of operations through the property sale date (if the property was sold prior to March 31, 2003) and the results of operations for the properties held for sale through March 31, 2003.  During the first quarter of 2003, we sold two communities for a combined gross sales price of $4.4 million, which includes a net gain on sale of $434,000.  These communities are included in discontinued operations for all periods presented.

As of March 31, 2003 we have thirteen communities that are classified as held for sale and are included in discontinued operations for all periods presented.  Properties are identified as assets held for sale when certain disposition criteria are met, and are adjusted to the lower of book value or fair value less costs to sell the assets at the time of reclassification.

During 2002, we disposed of eleven communities, which are included in discontinued operations in 2002.

The following table shows the results of operations for the discontinued operations, in thousands:

	For the Three Months Ended March 31,

	2003	2002

Total revenues	$2,288	$4,099
Total operating expenses	(826)	(1,684)
Interest expense and related amortization	(21)	(33)
Depreciation expense	(677)	(620)

Income from discontinued operations before
Gain on disposition of properties and common minority interests	764	1,762
Gain on disposition of properties	459	—
Minority interests of common OP Unitholders	(197)	(295)

Income from discontinued operations, net of minority interests	$1,026	$1,467

8.	Goodwill:

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), as of January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually.

SFAS No. 142 requires us to test goodwill for impairment using a two-step process.  The first step is a screen for potential impairment, while the second step measures the amount of impairment.  We completed the first step of our goodwill impairment testing by the end of the second fiscal quarter of 2002.  As a result of performing the first “step” of goodwill impairment testing, we identified impairment related to the goodwill associated with CSI’s only company-owned home sales dealership.  As allowed under the transitional provisions of SFAS No. 142, we completed the second “step” in the third quarter of 2002. As a result of this test, we recognized impairment of approximately $1.0 million before allocation to minority interests.  The impairment loss has been recorded in the first quarter as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Income during the three months ended March 31, 2002.

9.	New Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  We have not yet elected to adopt the transitional provisions of this standard.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”).A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A company that consolidates a variable interest entity is called the primary beneficiary.  Previous practice has dictated that one company would include another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  This statement is effective in two parts.  The statement immediately applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003.  The statement applies no later than the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired prior to February 1, 2003.  The adoption of this statement will require the consolidation of CSI beginning July 1, 2003.  We do not believe additional exposure exists as a result of consolidating CSI, as CSI is currently accounted for under the equity method through our recognition of 100% of CSI’s equity earnings/losses.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report and with the December 31, 2002 Form 10-K.  Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995.  Such forward-looking statements may involve our plans, objectives and expectations that may be impacted by a number of risks and uncertainties.  Those risks and uncertainties include, but are not limited to: national, regional and local economic climates, competition from other forms of single or multi-family housing, changes in market rental rates, supply and demand for affordable housing, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and occupancy, the level of repossessions by manufactured home lenders, changes in interest rates, the pace of dispositions, our corporate debt ratings, and the condition of capital markets.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

Since our organization, we have elected to qualify as a REIT under the Internal Revenue Code and thus do not generally pay Federal income taxes to the extent that such earnings are distributed to shareholders in accordance with REIT requirements.  We conduct substantially all of our activities through our Operating Partnership in which we owned a combined 84% general partner interest as of March 31, 2003.  As of March 31, 2003, we owned 203 properties containing an aggregate of 67,966 homesites and 1,359 park model/RV sites, located in 32 states.  Approximately 28% of these homesites were in Florida, 25% were in Michigan, and 9% were in Georgia.  We also fee managed 35 properties containing an aggregate of 7,835 homesites.  In January 2003, we entered into an agreement to acquire the N’Tandem subsidiary that owns 33 of these communities (further described below).

During the third quarter of 2001, we began the implementation of our plan to dispose of those communities that do not fit our overall strategic objectives or do not meet our operating standards, which in turn will help us meet our financial objectives.  From the inception of the plan through March 31, 2003, we have disposed of an aggregate of 24 properties and three parcels of land for approximately $96.6 million (see further discussion under “Liquidity and Capital Resources” below).

Results of Operations

Our results of operations in 2003 continue to be adversely impacted by many of the same factors that affected our 2002 results, including:
•	Continued weakening economic conditions, which are more pronounced in certain markets in which we operate, specifically, greater Atlanta, Indiana, Michigan, North Carolina and Alabama.
•

Several retail lenders who provide financing to our residents have exited the market place, while others have tightened their underwriting standards, making it more difficult for prospective residents to finance homes to be placed in our communities.

•	Readily available and lower rate mortgage financing allows our traditional customers the opportunity to purchase a moderately priced site-built home, with an affordable monthly payment.
•	Declining rental rates from apartments have added to the competitive environment.
•

Two retail lenders filed for protection under the bankruptcy laws in the fourth quarter of 2002.  This has affected the pricing of manufactured homes by increasing the supply of repossessed and other pre-owned homes, thereby exerting downward pressure on new and pre-owned home pricing.  In addition, these lenders were making rental payments on an aggregate of 800 sites that they were occupying as a result of their repossession of homes from our residents.  Effective in the fourth quarter of 2002, these lenders discontinued rental payments on these sites.  As of March 31, 2003, 1,200 sites are occupied by repossessed homes not considered revenue producing in our portfolio.

These factors have made it more difficult for us to attract new residents and maintain historical occupancy rates at our communities. As of the end of the first quarter we lost 235 revenue producing sites in the same store portfolio, from December 31, 2002.  We expect occupancy to remain relatively flat for the remainder of 2003.  In addition, these factors have led to increased repossessions, increased collection costs, additional pressure for lower rental increases and losses of value in home inventory held by CSI.

The following table summarizes certain information relative to our properties for the three months ended March 31, 2003 and 2002.  We consider all communities owned by us at both the beginning of the period and the end of the period, which are not classified as held for sale, as our “Same Store Portfolio.”

	Same Store Portfolio		Total Portfolio

(Dollars in thousands, except per site information)	2003	2002	2003	2002

As of March 31,
Number of communities	186	186	203	214
Total manufactured homesites	65,147	64,771	67,966	69,990
Occupied sites	55,863	57,419	58,065	61,733
Occupancy	85.7%	88.6%	85.4%	88.2%
For the three months ended March 31,
Rental income	$63,187	$61,703	$63,432	$61,936
Property operating expenses	$22,768	$21,461	$24,042	$22,659
Net operating income	$40,419	$40,242	$39,390	$39,277
Weighted average monthly rent per site	$362	$346	$362	$343

NOTE: Discontinued operations are included only in “Total Portfolio” site and community information.

Comparison of three months ended March 31, 2003 to three months ended March31, 2002

For the three months ended March 31, 2003, income from continuing operations was $2.6 million, a decrease of $2.1 million from the three months ended March31, 2002.  The decrease was due to increased depreciation in 2003 and lower gains on dispositions in 2003, as compared with 2002.

Rental revenue for the three months ended March 31, 2003 was $63.4 million, an increase of $1.5 million from the three months ended March 31, 2002.  The increase is primarily due to rental increases in our Same Store Portfolio offset somewhat by declining occupancy.

As of March 31, 2003, occupancy in our stable portfolio was 89.3%, 75.5% in the expansion portfolio, and 38.9% in the development properties.  Total portfolio occupancy at March 31, 2003 was 85.4%.  This compares to occupancy at March 31, 2002 of 92.3% in the stable portfolio, 77.1% in the expansion portfolio and 42.4% in the development portfolio, or total portfolio occupancy of 88.2%.  On a per-site basis, weighted monthly rental revenue for the three months ended March 31, 2003 was $362 compared with $343 for the same period in 2002, an increase of 5.4%.

Management fee and other income primarily include management and advisory fee income for the management of 35 manufactured home communities, which includes N’Tandem Trust (“N’Tandem”), and equity earnings/losses from our taxable REIT subsidiary, Community Sales, Inc. (“CSI”).  The decrease is due to reduced fees from N’Tandem, (see further discussion on N’Tandem under “Liquidity and Capital Resources” below) and increased losses from CSI.  We recognized a loss of $622,000 from CSI in the first quarter of 2003, compared with a loss of $472,000 in the first quarter of 2002. The increased losses are a result of lower home sales margins and an increase in inventory reserves as a result of the increased pressure on home values.

Property operating and maintenance expense for the three months ended March 31, 2003 increased by $1.3 million or 7% from the same period a year ago.  The increase was due to the increases in our Same Store Portfolio, including increased water and sewer expense, repairs and maintenance, property insurance and payroll burden costs, offset by a decrease in collection costs.

Administrative expense for the three months ended March 31, 2003 decreased by $265,000 from the same period a year ago.  Administrative expense in the first quarter of 2003 was 4.7% of total revenues as compared to 5.2% in the same period of 2002.  This decrease was primarily due to the restructuring of some of our divisional and corporate departments that was completed in the fourth quarter of 2002 in an effort to lower our costs, in addition to a number of operational-related consulting projects that were completed in 2002.

Depreciation and amortization expense for the three months ended March 31, 2003 increased $1,406,000 from the same period a year ago.  Depreciation expense as a percentage of average depreciable rental property in the first quarter of 2003 remained relatively unchanged from 2002.

Discontinued Operations

Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income from discontinued operations, for all periods presented, includes the results of operations through the property sale date (if the property was sold prior to March 31, 2003) and the results of operations for the properties held for sale through March 31, 2003.  During the first quarter of 2003 we sold two communities, which have been reclassified to discontinued operations for all periods presented.

As of March 31, 2003 we have thirteen communities that are classified as held for sale and are included in discontinued operations (see further discussion under “2003 Portfolio Changes” below) for all periods presented.  Properties are identified as assets held for sale when certain criteria are met, and are adjusted to the lower of book value or fair value less costs to sell the assets at the time of reclassification.

During 2002, we disposed of eleven communities, which are included in discontinued operations for 2002.

Cumulative Effect of a Change in Accounting Principle

CSI adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002, resulting in an impairment charge in the first quarter of approximately $1 million.  This resulted from an impairment in the goodwill related to its investment in the only company owned home sales dealership.  This charge is reflected as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

Net cash provided by operating activities was $25.6 million for the three months ended March 31, 2003, compared to $30.7 million for the same period in 2002, due to changes in our operating assets and liabilities.

Net cash provided by investing activities for the three months ended March 31, 2003 was $3.3 million as compared to $4.4 million for the same period in 2002.  This amount is comprised of proceeds from the disposition of rental properties and a payment from a Notes Receivable OP Unitholder, offset somewhat by investments in development, acquisitions and capital expenditures, as well as additional investments in and advances to affiliates.  We advanced $1.5 million to CSI during the first quarter of 2003 to primarily fund inventory purchases.

Net cash used in financing activities for the three months ended March 31, 2003 was $26.9 million.  This consisted primarily of net payments on our Credit Facilities (discussed below) and distributions to our shareholders and OP Unitholders of $19.2 million.

We anticipate that cash generated from operating activities and borrowing on our Credit Facilities will continue to provide the necessary funding for our short-term liquidity needs such as operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and dividends and distributions to our shareholders and OP Unitholders.

Our long-term liquidity is affected by a number of factors, including the acquisition and disposition of properties, the amount of nonrecurring capital expenditures, the pace and cost of new and existing community development and expansion activities, our credit ratings with the national rating agencies and the timing of principal payments due on our indebtedness.

We have approximately $70 million of senior unsecured notes maturing in 2003, $50 million in August and $20 million in November.  We expect to repay the balance with refinancings, the proceeds from property dispositions, borrowings on our Credit Facilities, which, as described below, have been amended to require adequate capacity to handle these maturities, or the issuance of additional secured or unsecured debt.

We have a line of credit available with BankOne, N.A., acting as lead agent with a total borrowing capacity of $175 million (the “Bank One Credit Facility”).  Beginning April 2003, our borrowing capacity on this facility is restricted by $10 million each month to ensure availability of $50 million in August 2003 to repay $50 million of senior unsecured notes upon their maturity.  Subsequent to the repayment, the borrowing capacity will be restored to $175 million.  The capacity will then be restricted by $20 million through November 2003 to ensure adequate borrowing capacity the repay of $20 million of senior unsecured debt upon its maturing.  Subsequent to that repayment, the borrowing capacity will be restored to $175 million.  The facility matures in February 2005 and as of March 31, 2003, the facility bears interest at LIBOR plus 140 basis points (2.68% as of March 31, 2003).  In addition we have a $7.5 million revolving line of credit from US Bank, which, as of March 31, 2003, bears interest at a rate of LIBOR plus 125 basis points (2.53% as of March 31, 2003) (together with our BankOne Credit Facility, “Credit Facilities”).  As of March 31, 2003 we had approximately $123 million outstanding under our Credit Facilities and had available $59.5 million in additional borrowing capacity.

As of March 31, 2003, we had outstanding, in addition to the Credit Facilities, $470 million of senior unsecured debt with a weighted average interest rate and remaining maturity of 7.8% and 5.6 years, respectively, $279 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.7% and 6.4 years, respectively, $9.7 million unsecured installment notes with an interest rate of 7.5% and a $125 million unsecured term loan with an interest rate of 3.1%.  As of March 31, 2003, we had approximately $1.0 billion of total debt outstanding, representing approximately 57.8% of our total market capitalization.  We consider market capitalization to be the sum of outstanding debt, preferred OP Units and the market value of our outstanding common shares and OP Units, all at the end of the period.  All of the debt is fixed rate debt, other than our Credit Facilities and term loan.  The fixed rate debt carries a weighted average interest rate of 7.7%.

In January 2003, Standard & Poor’s Ratings Services affirmed our credit ratings at BBB-, but revised its outlook of our company from stable to negative.  In March 2003, Moody’s Investors Service revised our debt rating to Ba1, outlook uncertain.  This downgrade was attributed, among other things, to uncertainty regarding plans to address 2004 and 2005 debt maturities.  The downgrade resulted in increased borrowing costs under our BankOne Credit Facility, term loan and $70 million of unsecured senior notes of approximately $1 million annually.  In addition, with the change in ratings, we may be required to repurchase $20 million of privately issued unsecured debt, at the lenders option, including related interest and other charges.  This debt is currently scheduled to mature November 2003.

We are currently in the process of securing $50 million of unsecured senior notes, which are due 2021.  As a result of our current credit rating, the covenant waivers that were received effective December 31, 2002 require us to complete this transaction by June 24, 2003, or be in default on these notes.  We expect to complete the transaction by the required date.

As we have done historically, we expect to finance future debt maturities and meet our long-term liquidity needs through proceeds from property dispositions, additional borrowings under our existing or new credit facilities, issuances of new secured or unsecured debt financings or where appropriate, additional issuances of equity.

2003 Portfolio Change

As part of our strategy to bring our overall debt to market capitalization ratio more in line with our historical operating parameters, as of March 31, 2003 we disposed of 2 properties and during 2002 we disposed of 15 properties, as outlined in the table below:

(Dollars in thousands)	Number of Communities	Number of Sites	Gross Sales Price	Gain / (Loss) on Sale

Included in Discontinued Operations	11	2,250	$41,440	$8,879
Included in Continuing Operations	4	723	8,450	(401)

2002 totals	15	2,973	$49,890	$8,478
2003 totals - all included in Discontinued Operations	2	338	$4,400	$459

Grand total	17	3,311	$54,290	$8,937

For the three months ended March 31, 2003, the proceeds from the dispositions were used to repay amounts outstanding under our Credit Facilities.

As a continuing part of our long-term strategic plan, we expect to dispose of an additional $100 million of assets during 2003 (of which $39.2 million met the held for sale criteria under SFAS No.144) and potentially another aggregate $100-$200 million in 2004 and 2005. The disposition pace and pricing will depend on a number of factors, including the availability and terms of mortgage financing for manufactured housing communities and current capitalization rates.

Capital Investments

Our investment in capital improvements for the three months ended March 31, is as follows (in thousands, except per site):

For the Three Months Ended March 31,

2003

Recurring capital expenditures (per site average $25.34) (a)	$1,699
Site upgrades (b)	117
Acquisitions (c)	311
Expansions and development (d)	1,736
Revenue producing (e)	137

Total	$4,000

(a)

Includes capital expenditures necessary to maintain asset quality, including purchasing and replacing assets used to operate the community.  These capital expenditures do not include water meters, sheds, homes, or acquisitions. This is the actual cost to maintain the asset quality in the communities, e.g. clubhouse and building improvements, vehicles and maintenance equipment, road and other paving work, utility systems, common area amenities, drainage etc.  Minimum capitalizable amount of project is $1,000.

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

(c)

Acquisitions, as presented above, represent the purchase price of existing operating communities and land parcels to develop expansions or new communities.  Acquisitions also include deferred capital improvements identified during due diligence and provided for in the acquisition pricing formula.  These are identified during due diligence, but sometimes require up to 12 months after closing to complete.

(d)	These are the costs included in the development and expansion of communities. Costs in this category may include engineering, driveways, paving, utilities, homesite preparation and amenities.

(e)	Revenue producing includes costs related to revenue-generating activities, consisting primarily of sub-metering of water and sewer, and storage sheds.

As of March 31, 2003, we substantially completed the development of approximately 40 sites.  In response to economic conditions that have weakened the demand for manufactured home community sites in many of our markets, we have moderated the pace of our development and expansion activity and will focus on filling the sites already substantially complete and currently vacant.  We expect to spend an additional $10 million in finish costs in 2003, as these sites are filled.  In addition, where appropriate, we will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their market, and to increase our potential cash flow from the community.

N’Tandem

As of March 31, 2003, we owned approximately 19% of N’Tandem’s outstanding equity and have made loans and advances to N’Tandem.  We account for this investment utilizing the equity method of accounting.  Subsequent to March 31, 2003, we advanced N’Tandem $16.5 million to pay off their working capital line of credit.  In an effort to maximize the return on our investment in N’Tandem and to assume control over the portfolio that we manage for N’Tandem, we signed an agreement in January 2003 to purchase a subsidiary of N’Tandem. This transaction, which carries a total purchase price of approximately $150 million, will require a $5 million additional cash investment.  In addition, we will assume $85 million of secured debt and $3 million of other liabilities and retire our loans and advances to N’Tandem, which are currently $54.5 million.  The transaction has been approved by the shareholders of N’Tandem and is expected to close in the second quarter of 2003.  When the transaction is completed, we plan to market 11 communities for disposition, representing approximately 15% of N’Tandem’s net operating income, in the remainder of 2003.

Effective April 1, 2003, we had the unilateral right to convert our notes receivable from N’Tandem into a common equity investment in N’Tandem.  We exercised that right in April 2003.  Based on the conversion right, we will consolidate N’Tandem beginning April 1, 2003.

Historically we recognized income from a property management agreement, an advisory agreement, overhead reimbursements and interest income on advances as earned from N’Tandem.  The amount of fee income and interest income earned is outlined in the table below.

	For the Three Months Ended March 31,

	2003	2002

Interest income and related fees	$500	$722
Advisory fees	317	337
Management and overhead fees	267	426

	$1,084	$1,485

Interest is earned on the loan to N’Tandem (Prime plus one percent, or 5.25% at March 31, 2003) and in 2002, includes fees paid by N’Tandem for the subordination of our loan to the N’Tandem bank debt (approximately $200,000).  The advisory fees are charged based on one percent of N’Tandem’s average assets.  The management fees are charged based on five percent of revenues of properties managed by us on behalf of N’Tandem.  Overhead reimbursement fees were based on a specific allocation of costs.  During the first quarter of 2003, we recorded a loss of $27,000, representing our ownership interest in N’Tandem’s loss.

New Accounting Pronouncements

See footnote 9 of the Notes to Condensed Consolidated Financial Statements for discussion of the impact of new accounting pronouncements.

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

Our FFO is calculated as follows:

	For the Three Months Ended March 31,

(In thousands)	2003	2002

Income available to common shareholders	$3,622	$5,364
Adjustments:
Depreciation and amortization on rental properties	17,107	15,835
Gain on disposition of rental property	—	(1,164)
Minority interests of common OP Unitholders	693	1,076
Cumulative effect of accounting change	—	1,014
Discontinued operations:
Depreciation on rental property	677	620
Net gain on disposition of properties	(459)	—

FFO	$21,640	$22,745

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our primary market risk exposure is interest rate risk.  Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity.  As of March 31, 2003, our Credit Facilities and term loan represented our only variable rate debt.

We face market risk relating to our fixed-rate debt upon refinancing of such debt and depending upon prevailing interest rates at the time of such refinance.  We have approximately $70 million of senior unsecured notes maturing in 2003, $50 million in August and $20 million in November.  We expect to repay the balance with the proceeds from property dispositions or borrowings on our Credit Facilities or issuing new secured or unsecured debt.

In addition, we have assessed the market risk for our variable rate debt and believe that a 1% increase in LIBOR rates would result in an approximate $2.5 million increase in interest expense based on our average variable rate debt outstanding during 2003 of $253 million.

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

Property Information

We classify all our properties in one of four categories: stable, expansion, development, or disposition.  The stable portfolio includes communities that do not have expansion activities.  These communities normally have stable occupancy rates.  The development portfolio includes our ground-up development properties.  The expansion portfolio includes properties that have non-revenue producing homesites, which were constructed through an expansion of the community.  When an expansion community becomes 90% occupied, it is reclassified as a stabilized community.  The disposition portfolio includes those communities that meet the criteria to be classified as assets held for sale.

The following table sets forth certain information, as of March 31, 2003, regarding our properties, excluding our three park model/RV communities, as well as two of our greenfield properties that we have not yet commenced actual site development.  A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year.  A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis.

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Stable
100 Oaks	AL	Fultondale	235	74.0%	$253.99
Anchor Bay	MI	Detroit	1,384	88.1%	$404.54
Anchor North	FL	Tampa Bay	93	94.6%	$321.44
Apache East	AZ	Apache Jct	123	91.9%	$275.38
Arlington Lakeside	TX	Dallas	233	86.3%	$310.38
Audubon	FL	Orlando	280	95.7%	$309.94
Autumn Forest	NC	Greensboro	299	57.9%	$274.54
Avon	MI	Detroit	617	94.8%	$455.74
Beacon Hill Colony	FL	Tampa	201	99.5%	$266.78

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Beacon Terrace	FL	Tampa	297	99.7%	$296.30
Bermuda Palms	CA	Palm Springs	185	98.4%	$383.83
Berryman’s Branch	NJ	Philadelphia	257	92.2%	$386.12
Buena Vista	ND	Fargo	400	94.8%	$312.22
Camden Point	GA	Kingsland	268	40.7%	$194.46
Castlewood Estates	GA	Atlanta	334	81.7%	$388.87
Casual Estates	NY	Syracuse	961	64.0%	$331.00
Cedar Grove	CT	New Haven	60	96.7%	$354.92
Cedar Knolls	MN	Minneapolis	458	96.9%	$453.24
Chesterfield	MI	Detroit	345	93.0%	$435.20
Cimarron Park	MN	St. Paul	505	96.2%	$468.23
Clinton	MI	Detroit	1,000	88.8%	$440.47
Coach Royale	ID	Boise	91	96.7%	$337.62
Colonial Acres	MI	Kalamazoo	612	82.2%	$336.81
Colonial Manor	MI	Kalamazoo	195	87.7%	$311.78
Colony Cove	FL	Sarasota	2,210	98.3%	$408.45
Columbia Heights	ND	Grand Forks	302	95.4%	$325.65
Country Estates	MI	Grand Rapids	254	80.3%	$331.61
Countryside Village - Denver	CO	Denver	345	91.9%	$455.52
Countryside Vlg Jacksonville	FL	Jacksonville	643	85.4%	$343.10
Countryside Vlg Longmont	CO	Longmont	310	97.4%	$451.58
Creekside	TX	Dallas	583	94.2%	$417.22
Crestview	OK	Stillwater	238	68.1%	$224.37
Crystal Lake Club	FL	Tampa	599	79.3%	$310.53
Denali Park	AZ	Apache Jct	162	82.7%	$280.37
Eagle Point	WA	Seattle	230	84.8%	$521.05
Eastridge Estates	CA	San Jose	187	99.5%	$734.10
Eldorado Estates	FL	Daytona Beach	126	94.4%	$305.05
Emerald Lake	FL	Fort Myers	201	99.0%	$321.11
Evergreen	CT	New Haven	102	97.1%	$357.26
Fairways Country Club	FL	Orlando	1,141	99.3%	$326.16
Falcon Farms	IL	Moline	215	90.2%	$293.42
Ferrand Estates	MI	Grand Rapids	420	97.6%	$383.40
Forest Creek	IN	South Bend	167	77.8%	$338.14
Fountainvue	IN	Marion	120	85.8%	$206.42
Four Seasons	GA	Atlanta	214	88.3%	$335.84
Foxhall Village	NC	Raleigh	315	87.6%	$363.99
Friendly Village	GA	Atlanta	203	94.6%	$400.73
Friendly Village - CO	CO	Greeley	226	98.2%	$364.12
Grand Place	TX	Dallas	334	93.7%	$374.27
Green Acres - CT	CT	New Haven	64	100.0%	$351.38
Green River Village	CA	Los Angeles	333	99.7%	$772.68
Greenbriar Village	PA	Allentown	319	98.7%	$393.11
Greenpark South	AL	Montgomery	421	90.7%	$293.18
Haselton Village	FL	Orlando	292	97.6%	$258.11
Hickory Knoll	IN	Indianapolis	325	91.4%	$357.47
Hidden Valley	FL	Orlando	303	99.7%	$361.83
Highland	CT	New Haven	50	90.0%	$364.14
Hillcrest	MA	Boston	83	96.4%	$387.56
Holiday Estates	MI	Grand Rapids	204	93.6%	$352.88
Hoosier Estates	IN	Indianapolis	288	97.2%	$213.68
Howell	MI	Lansing	455	89.7%	$420.01
Hunter Ridge	GA	Atlanta	838	82.1%	$355.50
Jurupa Hills	CA	Los Angeles	322	99.7%	$597.83
La Quinta Ridge	CA	Palm Springs	151	91.4%	$438.31
Lake in the Hills	MI	Detroit	238	95.8%	$431.48
Lakeland Harbor	FL	Tampa	504	99.8%	$282.15
Lakeland Junction	FL	Tampa	191	99.5%	$224.72
Lakes at Leesburg	FL	Orlando	640	99.7%	$294.31
Lakeside Terrace	FL	Orlando	241	97.9%	$233.99
Lakewood Estates IA	IA	Davenport	180	89.4%	$321.64
Lamplighter GA	GA	Atlanta	431	87.2%	$380.78

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Land O’ Lakes	FL	Orlando	173	93.6%	$286.65
Landmark Village	GA	Atlanta	524	79.8%	$338.07
Leisurewoods Rockland	MA	Boston	394	98.5%	$364.08
Leisurewoods Taunton	MA	Boston	222	100.0%	$338.81
Longview - CO	CO	Longmont	400	99.0%	$432.75
Los Ranchos	CA	Los Angeles	389	75.1%	$365.99
Macomb	MI	Detroit	1,427	86.6%	$432.26
Maple Grove Estates	ID	Boise	270	92.6%	$357.92
Maple Valley	IL	Kankakee	276	98.6%	$311.94
Mariwood	IN	Indianapolis	296	88.5%	$343.37
Marnelle	GA	Atlanta	205	85.9%	$329.19
Meadow Park	ND	Fargo	117	94.0%	$248.82
Mountain View	NV	Las Vegas	349	100.0%	$550.91
North Bluff Estates	TX	Austin	274	95.3%	$368.33
Northwood	TX	Dallas	451	96.0%	$417.76
Novi	MI	Detroit	725	81.8%	$465.19
Oak Ridge	IN	South Bend	204	82.4%	$297.46
Oakhill	MI	Flint	504	80.8%	$401.56
Oakwood Forest	NC	Greensboro	482	72.2%	$304.42
Old Orchard	MI	Flint	200	99.0%	$372.57
Orange Lake	FL	Orlando	242	92.1%	$296.98
Palm Beach Colony	FL	West Palm Beach	285	94.4%	$337.67
Parkwood Communities	FL	Orlando	695	95.7%	$192.59
Pine Lakes Ranch	CO	Denver	762	96.7%	$423.83
Pinecrest Village	LA	Shreveport	446	76.2%	$186.17
Pinewood	MI	Columbus	380	85.3%	$341.34
Pleasant Ridge	MI	Lansing	305	57.0%	$253.91
President’s Park	ND	Grand Forks	174	84.5%	$281.04
Redwood Estates	CO	Denver	754	97.5%	$428.28
Regency Lakes	VA	Winchester	384	98.2%	$266.52
Riverdale(Colonial Coach)	GA	Atlanta	481	72.3%	$352.70
Rosemount Woods	MN	Minneapolis/St. Paul	182	97.8%	$442.30
Royal Estates	MI	Kalamazoo	183	85.8%	$360.06
Saddlebrook	SC	Charleston	425	93.4%	$253.85
Science City	MI	Midland	171	87.7%	$321.95
Shadow Hills	FL	Orlando	670	72.4%	$351.02
Shadowood	GA	Atlanta	506	82.8%	$362.36
Shady Lane	FL	Clearwater	108	90.7%	$301.60
Shady Oaks	FL	Clearwater	250	95.6%	$367.96
Shady Village	FL	Clearwater	156	96.2%	$348.63
Shenandoah Estates	ID	Boise	154	93.5%	$335.94
Shenandoah Village	NJ	Philadelphia	359	99.4%	$370.33
Skyway	IN	Indianapolis	156	93.6%	$343.42
Smokecreek	GA	Atlanta	264	83.3%	$351.02
Southwind Village	FL	Naples	337	95.8%	$363.87
Springbrook	MI	Utica	398	94.2%	$383.79
Starlight Ranch	FL	Orlando	783	95.0%	$344.72
Stone Mountain	GA	Atlanta	354	83.1%	$404.40
Stonegate Austin	TX	Austin	359	93.0%	$399.02
Stonegate Pines	TX	Dallas	160	92.5%	$340.36
Stonegate, LA	LA	Shreveport	157	93.0%	$208.82
Suburban Woods	GA	Atlanta	216	71.3%	$360.21
Sunny South Estates	FL	West Palm Beach	319	97.5%	$416.55
Swan Creek	MI	Ann Arbor	294	98.6%	$392.69
Tara Woods	FL	Tampa	531	99.2%	$358.36
Tarpon Glen	FL	Clearwater	170	87.1%	$331.65
Terrace Heights	IA	Dubuque	317	91.2%	$302.42
The Colony	CA	Palm Springs	220	97.3%	$650.20
The Glen	MA	Boston	36	100.0%	$459.00
The Orchard	CA	San Francisco	233	99.6%	$698.43
Tierra West	NM	Albuquerque	653	50.8%	$351.60
Twenty-Nine Pines	MN	St. Paul	152	90.1%	$354.85

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Twin Pines	IN	Goshen	238	90.3%	$317.97
University Village	FL	Orlando	480	80.2%	$368.30
Valley Vista	MI	Grand Rapids	137	89.1%	$367.49
Villa	MI	Flint	319	76.5%	$372.14
Village Green	FL	Vero Beach	780	99.9%	$360.74
Westpark	AZ	Phoenix	183	90.7%	$369.20
Whispering Pines	FL	Clearwater	392	93.6%	$397.96
Woodlake	NC	Greensboro	308	73.4%	$280.26
Woodlands of Kennesaw	GA	Atlanta	273	80.6%	$397.99
Yorktowne	OH	Cincinnati	354	87.3%	$388.07

Subtotal stable portfolio		144	51,680	89.3%	$370.43

Expansion
Algoma Estates	MI	Grand Rapids	343	83.7%	$327.16
Broadmore	IN	South Bend	370	67.8%	$303.16
Butler Creek	GA	Augusta	376	57.7%	$211.61
Canterbury Estates	MI	Grand Rapids	290	61.4%	$271.85
Carnes Crossing	SC	Summerville	604	80.3%	$232.13
Conway Plantation	SC	Myrtle Beach	299	67.6%	$209.57
Cranberry Lake	MI	Pontiac	328	82.0%	$413.13
Crystal Lakes - Zephyrhills	FL	Tampa	330	64.2%	$177.03
Del Tura	FL	Fort Myers	1,344	88.6%	$476.12
Eagle Creek	TX	Tyler	194	81.4%	$190.97
Forest Lake Estates	MI	Grand Rapids	221	67.4%	$340.00
Foxwood Farms	FL	Orlando	375	80.8%	$257.95
Grand Blanc	MI	Flint	478	76.2%	$409.45
Hunter’s Chase	OH	Lima	135	68.1%	$189.26
Huron Estates	MI	Flint	111	83.8%	$242.01
Indian Rocks	FL	Clearwater	148	71.6%	$301.11
Lakewood - AL	AL	Montgomery	396	43.4%	$193.84
Leonard Gardens	MI	Grand Rapids	319	73.0%	$339.38
Midway Estates	FL	Vero Beach	204	60.8%	$374.62
Misty Winds	TX	Corpus Christi	354	84.5%	$296.42
Norton Shores	MI	Grand Rapids	656	76.1%	$301.31
Palm Valley	FL	Orlando	790	82.3%	$383.47
Pedaler’s Pond	FL	Orlando	214	81.8%	$242.06
Pinelake Gardens	FL	Vero Beach	532	87.4%	$348.44
Sherwood	IN	Marion	134	47.8%	$225.76
South Oaks	GA	Atlanta	294	46.3%	$111.04
Springfield Farms	MO	Springfield	290	55.5%	$202.84
The Highlands	MI	Flint	682	86.2%	$334.69
Timber Heights	MI	Flint	221	82.8%	$340.49
Torrey Hills	MI	Flint	377	85.4%	$366.47
Westbrook	MI	Detroit	388	90.2%	$431.14
Winter Haven Oaks	FL	Orlando	343	53.9%	$236.75
Yankee Springs	MI	Grand Rapids	284	76.4%	$286.23

Subtotal expansion portfolio		33	12,424	75.5%	$327.63

Development
Antelope Ridge	CO	Colorado Springs	246	39.0%	$342.49
Deerfield Manor	MI	Grand Rapids	96	42.7%	$263.29
Glenmoor	MI	Battle Creek	41	36.6%	$199.22
Harston Woods	TX	Fort Worth	145	19.3%	$236.14
Holly Hills	MI	Holly	174	50.6%	$211.98
Maple Run	MI	Clio	146	59.6%	$281.37
Oakley Point	SC	North Charleston	91	8.8%	$180.89
Onion Creek	TX	Austin	350	45.1%	$312.55
Pine Lakes	MI	Lapeer	136	62.5%	$342.87
Prairie Greens	CO	Denver	139	20.9%	$388.78
Wolf Creek	IA	Des Moines	80	6.3%	$220.94

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Subtotal development portfolio		11	1,644	38.9%	$287.15

Subtotal		188	65,748	85.4%	$363.21

Disposition
Arbor Village	MI	Jackson	266	89.8%	$299.31
Breazeale	WY	Laramie	117	97.4%	$287.72
Chateau Jonesboro	GA	Atlanta	75	98.7%	$286.95
Crystal Lake - Pinellas	FL	St. Petersburg	166	86.7%	$300.95
Golden Valley	GA	Atlanta	131	69.5%	$327.43
Knoll Terrace	OR	Salem	212	85.4%	$414.27
Mosby’s Point	KY	Cincinnati	150	90.0%	$349.48
Orion	MI	Detroit	423	90.1%	$393.36
Pinellas Cascades	FL	Clearwater	238	89.9%	$416.49
Pooles Manor	GA	Atlanta	194	68.0%	$347.46
Riverview	OR	Portland	133	90.2%	$471.48
Vance	OH	Columbus	113	78.8%	$289.90

Subtotal disposition portfolio		12	2,218	86.3%	$361.82

Total portfolio		200	67,966	85.4%	$363.17

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits and Index of Exhibits
99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to §906 of The Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 13th day of May, 2003.

CHATEAU COMMUNITIES, INC.

By:	/s/ TAMARA D. FISCHER

Tamara D. Fischer Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Sarbanes-Oxley §302(a) Certification

I, Rees F. Davis, Jr., certify that:

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

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 13, 2003

By:	/s/ REES F. DAVIS, JR.

Name:	Rees F. Davis, Jr.
Title:	Chief Executive Officer

Sarbanes-Oxley §302(a) Certification

I, Tamara D. Fischer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Chateau Communities, Inc.;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 13, 2003

By:	/s/ TAMARA D. FISCHER

Name:	Tamara D. Fischer
Title:	Chief Financial Officer