Form 10-Q
period 2003-06-30
CHATEAU COMMUNITIES INC
filed 2003-08-11
CIK 912393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

The number of shares of the registrant’s Common Stock outstanding on August 5, 2003 was 30,120,692 shares.

CHATEAU COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues
Rental income	$70,721	$63,459	$135,492	$126,464
Interest income	2,180	2,831	4,988	5,582
Management fee and other income (loss)	(155)	576	(249)	1,044

	72,746	66,866	140,231	133,090
Expenses
Property operating and maintenance	22,404	19,293	42,382	37,920
Real estate taxes	4,764	4,097	9,182	8,381
Depreciation and amortization	19,942	17,357	37,949	33,827
Administrative	3,210	3,513	6,312	6,881
Merger costs	2,802	—	2,802	—
Interest and related amortization	18,805	16,781	35,488	33,561

	71,927	61,041	134,115	120,570

Income before gain on disposition of properties and minority interests	819	5,825	6,116	12,520
Gain on disposition of properties	—	136	—	136
Minority interests of preferred OP Unitholders	(1,523)	(1,523)	(3,046)	(3,046)
Minority interests of common OP Unitholders	119	(742)	(487)	(1,606)

Income (loss) from continuing operations	(585)	3,696	2,583	8,004

Discontinued operations
Income from discontinued operations, net of minority interests	106	576	175	1,506
Gain on disposition of properties, net of minority interests	4,256	119	4,642	1,088

Income from discontinued operations	4,362	695	4,817	2,594

Income before cumulative effect of accounting change	3,777	4,391	7,400	10,598
Cumulative effect of accounting change, net of minority interests	—	—	—	(845)

Net income available to common shareholders	$3,777	$4,391	$7,400	$9,753

Earnings per common share / OP Unit - basic
Income (loss) from continuing operations	$(0.02)	$0.13	$0.09	$0.27
Income from discontinued operations	0.15	0.02	0.16	0.09

Income before cumulative effect of accounting change	0.13	0.15	0.25	0.36
Cumulative effect of accounting change	—	—	—	(0.03)

Net income available to common shareholders	$0.13	$0.15	$0.25	$0.33

Weighted average common shares - basic	29,548	29,217	29,450	29,201

Earnings per common share / OP Unit - diluted
Income (loss) from continuing operations	$(0.02)	$0.13	$0.09	$0.27
Income from discontinued operations	0.15	0.02	0.16	0.09

Income before cumulative effect of accounting change	0.13	0.15	0.25	0.36
Cumulative effect of accounting change	—	—	—	(0.03)

Net income available to common shareholders	$0.13	$0.15	$0.25	$0.33

Weighted average common shares - diluted	29,662	29,403	29,511	29,373

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Rental property:
Land	$233,762	$207,137
Land and improvements for expansion sites	40,289	41,751
Depreciable property, net	1,549,461	1,433,327

	1,823,512	1,682,215
Less: accumulated depreciation	377,598	346,583

Net rental property	1,445,914	1,335,632
Rental property held for sale	—	6,004
Cash and cash equivalents	6,528	2,025
Rents and other receivables, net	5,194	5,304
Notes receivable	44,540	42,611
Investments in and advances to affiliates	68,611	112,054
Prepaid expenses and other assets	12,966	11,358

Total assets	$1,583,753	$1,514,988

LIABILITIES
Debt	$1,094,051	$1,013,809
Accrued interest payable	11,323	13,911
Accounts payable and accrued expenses	22,221	15,248
Rents received in advance and security deposits	19,861	16,266
Dividends and distributions payable	20,168	20,038

Total liabilities	1,167,624	1,079,272
Minority interests in Operating Partnership	126,305	134,477
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 90 million shares authorized; 29,992,270 and 29,263,416, shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	300	293
Additional paid-in capital	511,972	498,869
Dividends in excess of accumulated earnings	(208,206)	(182,991)
Accumulated other comprehensive income	(5,046)	(5,537)
Notes receivable from officers, 341,467 and 355,885 shares outstanding at June 30, 2003 and December 31, 2002, respectively	(9,196)	(9,395)

Total shareholders’ equity	289,824	301,239

Total liabilities and shareholders’ equity	$1,583,753	$1,514,988

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(In thousands)	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$7,400	$9,753
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(4,157)	267
Share of loss from CSI	836	700
Share of loss from N’Tandem	27	123
Net gain on disposition of properties - continuing operations	—	(136)
Income attributed to common minority interests - continuing operations	487	1,606
Cumulative effect of accounting change, net of minority interests	—	845
Bad debt expense	211	1,047
Depreciation and amortization from continuing operations	37,949	33,827
Amortization of debt issuance costs	2,373	1,962
(Increase)/decrease in operating assets	3,263	(2,355)
Increase/(decrease) in operating liabilities	1,260	(4,063)

Net cash provided by operating activities	49,649	43,576
Cash flows from investing activities:
Net proceeds from dispositions of rental properties	27,124	10,826
Collection of amounts held in escrow, from prior year property dispositions	—	10,660
Proceeds from property dispositions, held in escrow	—	7,358
Acquisition of N’Tandem	(5,109)	—
Additions to rental property and equipment	(11,344)	(11,020)
Acquisitions of rental properties and land to be developed	—	(3,101)
Investment in and advances to affiliates	(19,212)	(7,532)
Payments on Notes Receivable - OP Unitholder	6,000	—
Payments (advances) on notes receivable, net	(1,775)	182

Net cash (used in) provided by investing activities	(4,316)	7,373
Cash flows from financing activities:
Proceeds from the issuance of debt	36,607	125,000
Borrowings on lines of credit	98,484	194,504
Payments on lines of credit	(141,016)	(181,598)
Re-payment of acquisition facility	—	(162,700)
Principal payments on debt	(3,788)	(1,928)
Dividends/distributions to shareholders/OP Unitholders	(38,475)	(19,278)
Payment of debt issuance costs	(1,143)	(2,886)
Exercise of common stock options and other	8,501	353

Net cash used in financing activities	(40,830)	(48,533)

Increase in cash and cash equivalents	4,503	2,416
Cash and cash equivalents, beginning of period	2,025	61

Cash and cash equivalents, end of period	$6,528	$2,477

Supplemental non-cash information:
Fair market value of OP Units/common shares issued in connection with acquisitions/development	$811	$1,396

Forgiveness of advances to N’Tandem	$28,231	$—

Conversion of notes receivable from N’Tandem to equity in N’Tandem	$27,211	$—

Debt assumed in connection with N’Tandem acquisition	$89,955	$—

The accompanying notes are an integral part of the financial statements.

CHATEAU COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Background and Basis of Presentation:

Background -

Chateau Communities, Inc. is a real estate investment trust (“REIT”) formed in 1993.  We are engaged in owning and operating manufactured housing community properties, primarily through our Operating Partnership, CP Limited Partnership.  As of June 30, 2003, our portfolio consisted of 231 properties, containing an aggregate of 74,396 homesites and 1,359 park model/RV sites, located in 35 states.  We also fee manage two properties, containing an aggregate of 377 homesites.

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

Reclassifications –
Certain prior year amounts have been reclassified to conform to current period presentation.

2.	Pending Merger:

On May 29, 2003, we entered into a definitive agreement and plan of merger with Hometown America, LLC (“Hometown”) and Hometown America Holdings, LLC.  Pursuant to the merger agreement, (i) Chateau Communities, Inc. will merge with and into a subsidiary of Hometown with the subsidiary being the surviving entity in such merger, (ii) CP Limited Partnership will merge with a separate subsidiary of Hometown in which CP Limited Partnership will survive the merger (in such capacity, the “Surviving Partnership”), (iii) each of the issued and outstanding shares of our common stock (other than those held by Hometown and its affiliates) will be converted into the right to receive $29.25 in cash without interest, and (iv) each OP Unit will be converted into the right to receive either (a) $29.25 in cash without interest or (b) if the OP Unitholder so elects and meets certain requirements, one 8% Rate Resetting Cumulative

Redeemable Preferred Partnership Unit in the Surviving Partnership (the “8% Preferred Units”).  The merger agreement is subject to customary closing conditions, including the approval of the transaction by our stockholders and OP Unitholders, and is anticipated to be completed in the third quarter of 2003.

3.	Related Party Transactions and Purchase of N’Tandem:

During the first half of 2003, we owned approximately 19% of N’Tandem Trust’s (“N’Tandem”) outstanding equity. In addition, we owned N’Tandem’s external advisor and provided financing and management and other services to N’Tandem. As such, we possessed significant influence over the operating and financial decisions of N’Tandem, and accordingly, accounted for our investment in N’Tandem utilizing the equity method of accounting. In connection with the acquisition, we acquired a unilateral right to convert our notes receivable from N’Tandem into a common equity investment in N’Tandem effective April 1, 2003 and accordingly began consolidating N’Tandem.  We exercised that right in April 2003.  On June 23, 2003 we purchased the interests in two subsidiaries of N’Tandem that we did not already own.  The total purchase price of approximately $153 million was funded as follows:

(In thousands)

Assumed debt	89,955
Equity investment and advances prior to purchase	55,442
Other liabilites assumed	2,956
Cash paid	5,109

Total	$153,462

4.	Comprehensive Income:

We amortize the loss of a forward rate interest swap hedge transaction, which was settled in 2001 with the issuance of fixed rate debt and included in comprehensive income in the equity section of the Condensed Consolidated Balance Sheets.  Total comprehensive income for the six months ended June 30, 2003 and 2002 is summarized as follows (in thousands):

	2003	2002

Net income available to common shareholders	$7,400	$9,753
Add back: amortization of hedge loss	491	482
Less: adjustment for amounts included in net income	(491)	(482)

Total comprehensive income	$7,400	$9,753

5.	Common Stock and Related Transactions:

On May 15, 2003, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of June 30, 2003.  The dividend/distribution was paid July 15, 2003 and is included in dividends/distributions payable in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2003.

On February 25, 2003, we declared a cash dividend/distribution of $.55 per share/OP Unit to Shareholders and OP Unitholders of record as of March 31, 2003.  The dividend/distribution was paid April 15, 2003.

Basic and diluted earnings per share (“EPS”) are summarized in the following table:

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Basic EPS:
Income (loss) from continuing operations plus minority interests of common OP Unitholders	$(704)	$4,438	$3,070	$9,610

Weighted average common shares outstanding	29,548	29,217	29,450	29,201
Weighted average common OP Units outstanding	5,491	5,858	5,554	5,858

Weighted average common shares and OP Units - Basic	35,039	35,075	35,004	35,059

Per Share	$(0.02)	$0.13	$0.09	$0.27

Diluted EPS:
Income (loss) from continuing operations plus minority interests of common OP Unitholders	$(704)	$4,438	$3,070	$9,610

Weighted average common shares outstanding	29,548	29,217	29,450	29,201
Weighted average common OP Units outstanding	5,491	5,858	5,554	5,858
Employee stock options	114	186	61	172

Weighted average common shares and OP Units - Diluted	35,153	35,261	35,065	35,231

Per Share	$(0.02)	$0.13	$0.09	$0.27

We have notes receivable from stock option exercises that bear interest, primarily at LIBOR plus 80 basis points, range in maturity dates from 2003 to 2005, are collateralized by the underlying common shares, and are non-recourse to the borrower.  Several of these notes were repaid in July 2003.  As of July 31, 2003, there is $6.0 million in notes outstanding, which are collateralized by approximately 200,000 shares of our common stock.

6.	Goodwill:

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), as of January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually.

SFAS No. 142 requires us to test goodwill for impairment using a two-step process.  The first step is a screen for potential impairment, while the second step measures the amount of impairment.  We completed the first step of our goodwill impairment testing by the end of the second fiscal quarter of 2002.  As a result of performing the first “step” of goodwill impairment testing, we identified impairment related to the goodwill associated with CSI’s only company-owned home sales dealership.  As allowed under the transitional provisions of SFAS No. 142, we completed the second “step” in the third quarter of 2002. As a result of this test, we recognized impairment of approximately $1.0 million before allocation to minority interests.  The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Income.

7.	Rental Property Held for Sale / Discontinued Operations:

Assets held for sale are carried at the lower of book value or fair value less costs to sell the assets.  Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income from discontinued operations, for all periods presented, includes the results of operations through the property sale date.  During 2003, we sold eight communities for a combined gross sales price of $28.9 million ($27.1 million net of costs of disposition), which includes a net gain on sale of $5.5 million.  These communities are included in discontinued operations for all periods presented.

During 2002, we disposed of eleven communities, which are included in discontinued operations in 2002.

The following table shows the results for the discontinued operations, in thousands:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Total revenues	$584	$2,648	$1,531	$5,677
Total operating expenses	(321)	(1,277)	(793)	(2,748)
Interest expense and related amortization	(38)	(54)	(78)	(69)
Depreciation expense	(99)	(625)	(452)	(1,052)

Income from discontinued operations before gain on disposition of properties and common minority interests	126	692	208	1,808
Gain on disposition of properties	5,058	142	5,517	1,305
Minority interests	(822)	(139)	(908)	(519)

Income from discontinued operations, net of minority interests	$4,362	$695	$4,817	$2,594

8.	Financing:

The following table sets forth certain information regarding outstanding indebtedness at June 30, 2003:

(Dollars in thousands)	Weighted Average Interest Rate	Maturity Date	Principal Balance

Fixed rate mortgage debt	7.60%	2003 - 2013	$402,343
Unsecured senior notes	7.77%	2003 - 2021	470,000
Unsecured installment notes	7.55%	2005 - 2012	10,066

Total fixed rate debt			882,409

Unsecured term loan	3.01%	2004	125,000
Unsecured lines of credit	2.50%	2003 - 2005	86,642

Total variable rate debt			211,642

			$1,094,051

We have a line of credit available with BankOne, N.A., acting as lead agent with a total borrowing capacity of $175 million (the “Bank One Credit Facility”).  Beginning April 2003, our borrowing capacity on this facility was restricted by $10 million each month to ensure adequate availability to repay $50 million of senior unsecured notes upon their maturity in August 2003.  Subsequent to the repayment, the borrowing capacity was restored to $175 million.  The Bank One Credit Facility matures in February 2005 and, as of June 30, 2003, the facility bears interest at LIBOR plus 140 basis points (2.52% as of June 30, 2003).  In addition, we have a $7.5 million revolving line of credit from US Bank, which, as of June 30, 2003, bears interest at a rate of LIBOR plus 125 basis points (2.37% as of June 30, 2003) (together with our Bank One Credit Facility, “Credit Facilities”).  As of June 30, 2003 we had approximately $86.6 million outstanding under our Credit Facilities and had available approximately $66 million in additional borrowing capacity.

We have a $125 million term loan with BankOne acting as lead agent, which, as of June 30, 2003, bears interest at LIBOR plus 175 basis points (2.87% as of June 30, 2003) and matures in May 2004.

In January 2003, Standard & Poor’s Ratings Services affirmed our credit ratings at BBB-, but revised its outlook for our company from stable to negative.  In March 2003, Moody’s Investors Service revised our debt rating to Ba1, outlook uncertain.  Among other things, the downgrade was attributed to uncertainty regarding plans to address 2004 and 2005 debt maturities.  This downgrade resulted in increased borrowing costs under our Bank One Credit Facility, term loan and under our combined $70 million of unsecured senior notes.  The unsecured senior notes were repaid in July (see below).

During June 2003, we agreed to prepay our $50 million unsecured senior notes due 2021 with proceeds from a loan from Hometown (see below).  We prepaid this debt on July 25, 2003.  As a result of this pre-payment, we incurred a penalty of approximately $21 million, which will be charged to expense in the third quarter.  Also in June 2003, after notifying the lender regarding the $50 million prepayment, this lender notified us of their intent to require us to repurchase an additional $20 million of unsecured senior notes, which was scheduled to mature November 2003.  We repaid this debt (which also included approximately $0.4 million in prepayment penalties and other charges) in July 2003 with proceeds from borrowings under our Credit Facilities (see below).

On June 26, 2003, we entered into an agreement with Hometown to provide us with a loan of $85 million, which is secured by six communities, bears interest at a rate of LIBOR plus 250 basis points and matures March 2004. The proceeds from this loan were received in July 2003 and were used to repay the $50 million unsecured senior notes due 2021, including the required prepayment premium and associated fees and expenses, and to reduce the balance outstanding under our Bank One Credit Facility, which was used on July 7, 2003 to repay the related $20 million of senior unsecured notes, including the required prepayment premium and associated fees and expenses.

During June 2003, we refinanced two loans that increased our borrowing by $23.6 million and decreased our interest rate by 18 basis points.  Also during June 2003, we secured a loan on one property with proceeds of $13 million at an interest rate of 5% due in 2013.  In July 2003, we securitized one community at an interest rate of 5.75% and maturing in 2013, resulting in proceeds of $10 million.

Proceeds from these financing activities were used to reduce the balance outstanding on our Bank One Credit Facility.

9.	Stock Options Plan:

If compensation cost for stock option grants had been recognized based on the fair value at the grant dates for June 30, 2003 and 2002 consistent with the method allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and net income per common share would have been (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$3,777	$4,391	$7,400	$9,753
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(540)	(282)	(768)	(564)

Pro forma net income	$3,237	$4,109	$6,632	$9,189

Earnings per share
Basic - as reported	$0.13	$0.15	$0.25	$0.33

Basic - pro forma	$0.11	$0.14	$0.23	$0.31

Diluted - as reported	$0.13	$0.15	$0.25	$0.33

Diluted - pro forma	$0.11	$0.14	$0.22	$0.31

10.	New Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, an issuer is required to classify financial instruments issued in the form of shares that are mandatorily redeemable, financial instruments that, at inception, embody an obligation to repurchase the issuer’s equity shares and financial instruments that embody an unconditional obligation, as liabilities.  The Company is currently evaluating the impact the adoption of SFAS No. 150 will have on its financial position, results of operations and cash flows.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  We have not yet elected to adopt the transitional provisions of this standard.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A company that consolidates a variable interest entity is called the primary beneficiary.  Previous practice has dictated that one company would include another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  This statement is effective in two parts.  The statement immediately applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003.  The statement applies no later than the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired prior to February 1, 2003.  The adoption of this statement will require the consolidation of CSI beginning July 1, 2003.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report and with Annual Report on Form 10-K for the year ended December 31, 2002.  Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995.  Such forward-looking statements may involve our plans, objectives and expectations that may be impacted by a number of risks and uncertainties.  Those risks and uncertainties include, but are not limited to: national, regional and local economic climates, competition from other forms of single or multi-family housing, changes in market rental rates, supply and demand for affordable housing, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and occupancy, the level of repossessions by manufactured home lenders, changes in interest rates, the pace of dispositions, our corporate debt ratings, and the condition of capital markets.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

Since our organization, we have elected to qualify as a REIT under the Internal Revenue Code and thus do not generally pay Federal income taxes to the extent that such earnings are distributed to our shareholders in accordance with REIT requirements.  We conduct substantially all of our activities through our Operating Partnership in which we owned a combined 85% general partner interest as of June 30, 2003.  As of June 30, 2003, we owned 231 properties containing an aggregate of 74,396 homesites and 1,359 park model/RV sites, located in 35 states.  Approximately 27% of these homesites were in Florida, 22.5% were in Michigan, and 8.2% were in Georgia.

On May 29, 2003, we entered into a definitive agreement and plan of merger with Hometown America, LLC (“Hometown”) and Hometown America Holdings, LLC.  Pursuant to the merger agreement, (i) Chateau Communities, Inc. will merge with and into a subsidiary of Hometown with the subsidiary being the surviving entity in such merger, (ii) CP Limited Partnership will merge with a separate subsidiary of Hometown in which CP Limited Partnership will survive the merger (in such capacity, the “Surviving Partnership”), (iii) each of the issued and outstanding shares of our common stock (other than those held by Hometown and its affiliates) will be converted into the right to receive $29.25 in cash without interest, and (iv) each OP unit will be converted into the right to receive either (a) $29.25 in cash without interest or (b) if the OP Unitholder so elects and meets certain requirements, one 8% Rate Resetting Cumulative Redeemable Preferred Partnership Unit in the Surviving Partnership (the “8% Preferred Units”)  The merger agreement is subject to customary closing conditions, including the approval of the transaction by our stockholders and OP Unitholders, and is anticipated to be completed in the third quarter of 2003.

During the first half of 2003, we owned approximately 19% of N’Tandem Trust’s (“N’Tandem”) outstanding equity. In addition, we owned N’Tandem’s external advisor and provided financing and management and other services to N’Tandem. As such, we possessed significant influence over the operating and financial decisions of N’Tandem, and accordingly, accounted for our investment in N’Tandem utilizing the equity method of accounting. In connection with the acquisition, we acquired a unilateral right to convert our notes receivable from N’Tandem into a common equity investment in N’Tandem effective April 1, 2003 and accordingly began consolidating N’Tandem.  We exercised that right in April 2003.  On June 23, 2003 we purchased the interest in two subsidiaries of N’Tandem that we did not already own.  The total purchase price was approximately $153 million.

During the third quarter of 2001, we began the implementation of our plan to dispose of those communities that do not fit our overall strategic objectives or do not meet our operating standards.  From the inception of the plan through June 30, 2003, we have disposed of an aggregate of 30 properties and three parcels of land for approximately $121 million (see further discussion under “Liquidity and Capital Resources” below).

Results of Operations

Results of operations in 2003 continue to be adversely impacted by many of the same factors that affected our 2002 results, including:

•	Continued weakening economic conditions, which are more pronounced in certain markets in which we operate, specifically, greater Atlanta, Indiana, Michigan, North Carolina, Alabama and Texas.
•

Several retail lenders who provide financing to our residents have exited the marketplace, while others have tightened their underwriting standards, making it more difficult for prospective residents to finance homes to be placed in our communities.

•	Readily available and lower rate mortgage financing allows our traditional customers the opportunity to purchase a moderately priced site-built home, with an affordable monthly payment.
•	Declining rental rates from apartments have further pressured the competitive environment.
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

These factors have made it more difficult for us to attract new residents and maintain historical occupancy rates at our communities. As of the end of the second quarter we lost approximately 520 revenue producing sites in the same store portfolio, from December 31, 2002.  We do not expect this trend to change for the remainder of 2003.  In addition, these factors have led to increased repossessions, increased collection costs, additional pressure for lower rental increases and losses of value in home inventory held by CSI.

Many of these factors influenced our Board of Directors to pursue the merger transaction with Hometown.

The following table summarizes certain information relative to our properties for the three months and six months ended June 30, 2003 and 2002.  We consider all communities owned by us at both the beginning of the period and the end of the period, which are not classified as held for sale, as our “Same Store Portfolio.”

	Same Store Portfolio		Total Portfolio

(Dollars in thousands, except per site information)	2003	2002	2003	2002

As of June 30,
Number of communities	193	193	231	212
Total manufactured homesites	66,337	66,163	74,396	69,789
Occupied sites	56,711	58,649	62,761	61,367
Occupancy	85.5%	88.6%	84.4%	87.9%
For the three months ended June 30,
Rental income	$65,010	$63,459	$70,721	$63,459
Property operating expenses	$23,326	$22,311	$27,168	$23,390
Net operating income	$41,684	$41,148	$43,553	$40,069
Weighted average monthly rent per site	$368	$350	$363	$347
For the six months ended June 30,
Rental income	$129,762	$126,464	$135,492	$126,464
Property operating expenses	$46,535	$44,153	$51,564	$46,301
Net operating income	$83,227	$82,311	$83,928	$80,163
Weighted average monthly rent per site	$366	$348	$362	$345

NOTE: Discontinued operations are included only in “Total Portfolio” site and community information.

Comparison of three months ended June 30, 2003 to three months ended June 30, 2002

For the three months ended June 30, 2003, loss from continuing operations was $0.6 million, a decrease of $4.3 million from the same period a year ago.  The decrease was due to the $2.8 million in merger costs related to the acquisition of us by Hometown America, the increased depreciation and interest expense in 2003 offset by increases in operating income from our Same Store Portfolio and acquisitions.

Rental revenue for the three months ended June 30, 2003 was $70.7 million, an increase of $7.3 million from the three months ended June 30, 2002.  The increase is primarily due to the consolidation of N’Tandem and rental increases in our Same Store Portfolio, offset somewhat by declining occupancy.

As of June 30, 2003, occupancy in our stable portfolio was 87.1%, 75.9% in the expansion portfolio, and 46% in the development portfolio.  Total portfolio occupancy at June 30, 2003 was 84.4%.  This compares to occupancy at June 30, 2002 of 90.7% in the stable portfolio, 79.2% in the expansion portfolio and 34.6% in the development portfolio, or total portfolio occupancy of 87.9%.  On a per-site basis, weighted monthly rental revenue for the three months ended June 30, 2003 was $363 compared with $347 for the same period in 2002, an increase of 4%.

Management fee and other income primarily includes equity earnings/losses from our taxable REIT subsidiary, Community Sales, Inc. (“CSI”) and management fee income.  The decrease in 2003 is due to our consolidation of N’Tandem as of April 1, 2003 and elimination of primarily all of the management fees.  We recognized a loss of $0.2 million from CSI in the second quarter of 2003, compared with a loss of $0.2 million in the second quarter of 2002.

Property operating and maintenance expense for the three months ended June 30, 2003 increased by $3.1 million or 16% from the same period a year ago.  The majority of the increase was due to consolidation of N’Tandem as of April 1, 2003, which accounted for $2.3 million.  The remaining change is due to the increases in our Same Store Portfolio, including increased water and sewer expense, repairs and maintenance, property insurance and payroll burden costs, offset by a decrease in collection costs.

Administrative expense for the three months ended June 30, 2003 decreased by $0.3 million from the same period a year ago.  Administrative expense in the second quarter of 2003 was 4.4% of total revenues as compared to 5.3% in the same period of 2002.  The decrease in the expense to revenue ratio is due to a combination of increased revenues along with decreased expenses.  Revenues increased as a result of the consolidation of N’Tandem.  Administrative expense decreased primarily due to the restructuring of some of our divisional and corporate departments that was completed in the fourth quarter of 2002 in an effort to lower our costs, along with a number of operational-related consulting projects that were completed in 2002.

Depreciation and amortization expense for the three months ended June 30, 2003 increased $2.6 million from the same period a year ago.  Depreciation expense as a percentage of average depreciable rental property in the second quarter of 2003 remained relatively unchanged from 2002.

Comparison of six months ended June 30, 2003 to six months ended June 30, 2002

For the six months ended June30, 2003, income from continuing operations was $2.6 million, a decrease of  $5.4 million from the six months ended June30, 2002.  The decrease was due to the $2.8 million in merger costs, the increased depreciation and interest expense, offset somewhat by the increase in operating income from the Same Store Portfolio and the consolidation of N’Tandem.

Rental revenue for the six months ended June 30, 2003 was $135.5 million, an increase of $9.0 million from the six months ended June 30, 2002.  The increase is primarily due to rental increases in our Same Store Portfolio along with the consolidation of N’Tandem, offset by declining occupancy. On a per-site basis, weighted monthly rental revenue for the six months ended June 30, 2003 was $362 compared with $345 for the same period in 2002, an increase of 5%.

Management fee and other income primarily include management and transaction fee income for the management of 35 manufactured home communities, which includes fees from N’Tandem through March 31, 2003 and equity losses from CSI.  We recognized a loss of $0.8 million from CSI in the first six months of 2003, compared with a loss of $0.7 million in 2002. The increased losses are due primarily to fewer new home sales and an increase in inventory reserves as a result of the increased pressure on home values.  Prior to our acquisition of N’Tandem, we recognized income from a property management agreement, an advisory agreement, overhead reimbursements and interest income on advances as earned from N’Tandem.  The total amount of fee income and interest income recognized for the six months ended June 30, 2003 and 2002 was $0.6 million and $1.6 million, respectively.

Property operating and maintenance expense for the six months ended June 30, 2003 increased by $4.5 million or 12% from the same period a year ago.  The majority of the increase was due to the consolidation of N’Tandem, which accounted for $2.3 million, and increases in our Same Store Portfolio, including increased property insurance, healthcare and administrative costs.  We expect these costs to continue to increase at levels higher than historic norms.

Administrative expense for the six months ended June 30, 2003 decreased by $0.6 million from the same period a year ago.  Administrative expense for the first six months of 2003 was 4.5% of total revenues as compared to 5.2% in the same period of 2002.  The decrease is due primarily to restructuring that was completed in late 2002 and, as a percent of revenues increased revenues due to the consolidation of N’Tandem.

Depreciation and amortization expense for the six months ended June 30, 2003 increased $4.1 million from the same period a year ago.  Depreciation expense as a percentage of average depreciable rental property in the first half of 2003 remained relatively unchanged from 2002.

Discontinued Operations

Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income from discontinued operations, for all periods presented, includes the results of operations through the property sale date (if the property was sold prior to June 30, 2003) and the results of operations for the properties held for sale through June 30, 2003.  During the first half of 2003 we sold eight communities, which have been reclassified to discontinued operations for all periods presented.

During 2002, we disposed of eleven communities, which are included in discontinued operations for 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $49.6 million for the six months ended June 30, 2003, compared to $43.6 million for the same period in 2002, due to changes in our operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2003 was $4.3 million as compared to cash provided by investing activities of $7.4 million for the same period in 2002.  This amount is comprised of investments in development, acquisitions and capital expenditures, as well as additional investments in and advances to affiliates, offset somewhat by proceeds from the disposition of rental properties and a payment from a Notes Receivable OP Unitholder.  We advanced $16.2 million to N’Tandem during the second quarter of 2003 to payoff their line of credit.

Net cash used in financing activities for the six months ended June 30, 2003 was $40.8 million.  This consisted primarily of net payments on our Credit Facilities (discussed below) and distributions to our shareholders and OP Unitholders of $38.5 million, offset somewhat by stock option exercises.

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

We had approximately $50 million of senior unsecured notes maturing on August 1, 2003.  We repaid the balance with refinancings and borrowings on our Credit Facilities, which, as described below, had been amended to require adequate capacity to handle these maturities.

We have a line of credit available with BankOne, N.A., acting as lead agent with a total borrowing capacity of $175 million (the “Bank One Credit Facility”).  Beginning April 2003, our borrowing capacity on this facility was restricted by $10 million each month to ensure adequate availability to repay $50 million of senior unsecured notes upon their maturity in August 2003.  Subsequent to the repayment, the borrowing capacity was restored to $175 million.  The Bank One Credit Facility matures in February 2005 and, as of June 30, 2003, the facility bears interest at LIBOR plus 140 basis points (2.52% as of June 30, 2003).  In addition, we have a $7.5 million revolving line of credit from US Bank, which, as of June 30, 2003, bears interest at a rate of LIBOR plus 125 basis points (2.37% as of June 30, 2003) (together with our Bank One Credit Facility, “Credit Facilities”).  As of June 30, 2003 we had approximately $86.6 million outstanding under our Credit Facilities and had available approximately $66 million in additional borrowing capacity.

We have a $125 million term loan with BankOne acting as lead agent, which, as of June 30, 2003, bears interest at LIBOR plus 175 basis points (2.87% as of June 30, 2003) and matures in May 2004.

In addition to the Credit Facilities, as of June 30, 2003, we had $480.1 million of senior unsecured debt outstanding with a weighted average interest rate and remaining maturity of 7.8% and 5.3 years, respectively, $402.3 million of secured mortgage debt with a weighted average interest rate and remaining maturity of 7.6% and 5.1 years, respectively, and a $125 million unsecured term loan with an interest rate of 3.0%.  As of June 30, 2003, we had approximately $1.1 billion of total debt outstanding, representing approximately 49.4% of our total market capitalization.  We consider market capitalization to be the sum of outstanding debt, preferred OP Units and the market value of our outstanding common shares and OP Units, all at the end of the period.  All of the debt is fixed rate debt, other than our Credit Facilities and term loan.  The fixed rate debt carries a weighted average interest rate of 7.7%.

In January 2003, Standard & Poor’s Ratings Services affirmed our credit ratings at BBB-, but revised its outlook for our company from stable to negative.  In March 2003, Moody’s Investors Service revised our debt rating to Ba1, outlook uncertain.  Among other things, the downgrade was attributed to uncertainty regarding plans to address 2004 and 2005 debt maturities.  This downgrade resulted in increased borrowing costs under our Bank One Credit Facility, term loan and under our combined $70 million of unsecured senior notes.  The unsecured senior notes were repaid in July (see below).

During June 2003, we agreed to prepay our $50 million unsecured senior notes due 2021 with proceeds from a loan from Hometown (see below).  We prepaid this debt on July 25, 2003.  As a result of this pre-payment, we incurred a penalty of approximately $21 million, which will be charged to expense in the third quarter.  Also in June 2003, after notifying the lender regarding the $50 million prepayment, this lender notified us of their intent to require us to repurchase an additional $20 million of unsecured senior notes, which was scheduled to mature November 2003.  We repaid this debt (which also included approximately $0.4 million in prepayment penalties and other charges) in July 2003 with proceeds from borrowings under our Credit Facilities (see below).

On June 26, 2003, we entered into an agreement with Hometown to provide us with a loan of $85 million, which is secured by six communities, bears interest at a rate of LIBOR plus 250 basis points and matures March 2004. The proceeds from this loan were received in July 2003 and were used to repay the $50 million unsecured senior notes due 2021, including the required prepayment premium and associated fees and expenses, and to reduce the balance outstanding under our Bank One Credit Facility, which was used on July 7, 2003 to repay the related $20 million of senior unsecured notes, including the required prepayment premium and associated fees and expenses.

During June 2003, we refinanced two loans that increased our borrowing by $23.6 million and decreased our interest rate by 18 basis points.  Also during June 2003, we secured a loan on one property with proceeds of $13 million at an interest rate of 5% due in 2013.  In July 2003, we securitized one community at an interest rate of 5.75% and maturing in 2013, resulting in proceeds of $10 million.

Proceeds from these financing activities were used to reduce the balance outstanding on our Bank One Credit Facility.

As of August 2003, we have repaid all of our 2003 maturities and have approximately $225 million of senior unsecured notes plus the $85 million Hometown loan maturing in 2004.  As we have done historically, we expect to finance future debt maturities and meet our long-term liquidity needs through proceeds from property dispositions, additional borrowings under our existing or new credit facilities, issuances of new secured or unsecured debt financings or where appropriate, additional issuances of equity.  However, the merger agreement with Hometown provides that until the closing or termination of that agreement, we are restricted from engaging in borrowings or other financing transactions, except for certain permitted borrowings under the merger agreement or financings that are approved by Hometown.

2003 Portfolio Changes

On June 23, 2003, we acquired the two remaining interest in N’Tandem subsidiaries that own 33 communities, which we previously managed (as described above).

As part of our strategy to bring our overall debt to market capitalization ratio more in line with our historical operating parameters, for the first six months of 2003 we disposed of 8 properties with 1,594 sites, for a total gross sales price of $28.9 million, which includes a net gain on sale of $5.5 million.  The proceeds from the dispositions were used to repay amounts outstanding under our Credit Facilities.

Capital Investments

Our investment in capital improvements for the six months ended June 30, 2003, is as follows (in thousands, except per site):

For the Six Months Ended June 30,

2003

Recurring capital expenditures (per site average $65.00) (a)	$4,356
Site upgrades (b)	337
Acquisitions (c)	154,989
Expansions and development (d)	4,185
Revenue producing (e)	268

Total	$164,135

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

(c)

Acquisitions, as presented above, represent the purchase price of existing operating communities and land parcels to develop expansions or new communities including N’Tandem.  Acquisitions also include deferred capital improvements identified during due diligence and provided for in the acquisition pricing formula.  These are identified during due diligence, but sometimes require up to 12 months after closing to complete.

(d)	These are the costs included in the development and expansion of communities. Costs in this category may include engineering, driveways, paving, utilities, homesite preparation and amenities.

(e)	Revenue producing includes costs related to revenue-generating activities, consisting primarily of sub-metering of water and sewer, and storage sheds.

In response to economic conditions that have weakened the demand for manufactured home community sites in many of our markets, we have moderated the pace of our development and expansion activity and have been focusing more on filling the sites already substantially complete and currently vacant.  We expect to spend an additional $6.5 million in finish costs in 2003, as these sites are filled.  In addition, where appropriate, we will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their market, and to increase our potential cash flow from the community.

New Accounting Pronouncements

See footnote 10 of the Notes to Condensed Consolidated Financial Statements for discussion of the impact of new accounting pronouncements.

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

Our FFO is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Income available to common shareholders	$3,777	$4,391	$7,400	$9,753
Adjustments:
Depreciation and amortization on rental properties	19,287	16,836	36,718	32,864
Gain on disposition of rental property	—	(136)	—	(136)
Minority interests of common OP Unitholders	703	881	1,395	1,957
Cumulative effect of accounting change	—	—	—	1,014
Merger costs	2,802	—	2,802	—
Discontinued operations:
Depreciation on rental property	99	625	452	1,052
Net gain on disposition of properties	(5,058)	(142)	(5,517)	(1,305)

FFO	$21,610	$22,455	$43,250	$45,199

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Our primary market risk exposure is interest rate risk.  Management has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and (2) taking advantage of favorable market conditions for long-term debt and/or equity.  As of June 30, 2003, our Credit Facilities and term loan represented our only variable rate debt.

We face market risk relating to our fixed-rate debt upon refinancing of such debt and depending upon prevailing interest rates at the time of such refinance.  As of August 2003, we have repaid all of our 2003 maturities and have approximately $225 million of senior unsecured notes plus the $85 million Hometown loan maturing in 2004.  We expect to repay the balance with the proceeds from property dispositions or borrowings on our Credit Facilities or issuing new secured or unsecured debt.

In addition, we have assessed the market risk for our variable rate debt and believe that a 1% increase in LIBOR rates would result in an approximate $1.3 million increase in interest expense for the first half of 2003 based on our average variable rate debt outstanding during 2003 of $253 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by the regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure.   The Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Form 10-Q and have concluded that our disclosure controls and procedures are effective as of the date of such evaluation.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Changes in Securities and Use of Proceeds
Not Applicable.

Item 3.	Defaults Upon Senior Securities
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2003, the Company held its annual meeting of shareholders. The following matters were voted upon at the meeting:

Proposal 1: The election of the following Class I and Class III directors named in the proxy statement:

		Votes For	Withheld Authority

Class I
	Rees F. Davis, Jr.	22,669,384	1,225,677
	Rhonda G. Hogan	22,512,717	1,382,344
	James A. Williams	22,619,168	1,275,893
Class III
	D. Keith Cobb	22,840,753	1,054,308
	James T. Mestdagh	21,828,705	2,066,356

Class II directors (Edward R. Allen, James M. Hankins, and C.G. (“Jeff”) Kellogg) and Class III director (Steven J. Sherwood), also continued in office as directors after the meeting.

Item 5.	Other Information

Property Information

We classify all our properties in one of four categories: stable, expansion, development, or disposition.  The stable portfolio includes communities that do not have expansion activities.  These communities normally have stable occupancy rates.  The development portfolio includes our ground-up development properties.  The expansion portfolio includes properties that have non-revenue producing homesites, which were constructed through an expansion of the community.  When an expansion community becomes 90% occupied, it is reclassified as a stabilized community.  The disposition portfolio includes those communities that meet the criteria to be classified as assets held for sale.  As of June 30, 2003, we have no communities classified as assets held for sale.

The following table sets forth certain information, as of June 30, 2003, regarding our properties, excluding our three park model/RV communities, as well as two of our greenfield properties that we have not yet commenced actual site development.  A park model/RV community is a community where the majority of the sites are leased on an annual basis, although the resident only occupies the home for a portion of the year.  A minority of the sites are rented with recreational vehicles on a daily, weekly or monthly basis.

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Stable
100 Oaks	AL	Fultondale	235	71.9%	$250.44
Anchor Bay	MI	Detroit	1,384	86.6%	$417.72
Anchor North	FL	Tampa Bay	93	92.5%	$321.09
Arbor Village	MI	Jackson	266	89.8%	$308.78
Chateau Jonesboro	GA	Atlanta	75	100.0%	$298.00
Audubon	FL	Orlando	280	96.1%	$325.76
Autumn Forest	NC	Greensboro	299	57.9%	$277.50
Avon	MI	Detroit	617	94.8%	$463.03
Bermuda Palms	CA	Palm Springs	185	97.8%	$373.90
Breazeale	WY	Laramie	117	97.4%	$283.37
Buena Vista	ND	Fargo	400	94.5%	$315.94
Camden Point	GA	Kingsland	268	39.6%	$208.50
Castlewood Estates	GA	Atlanta	334	80.8%	$394.44
Casual Estates	NY	Syracuse	961	62.5%	$330.76
Cedar Grove	CT	New Haven	60	100.0%	$355.06
Cedar Knolls	MN	Minneapolis	458	96.3%	$457.38
Chesterfield	MI	Detroit	345	92.5%	$443.73
Cimarron Park	MN	St. Paul	505	95.8%	$467.43
Clinton	MI	Detroit	1,000	87.8%	$446.83
Coach Royale	ID	Boise	91	93.4%	$349.78
Colonial Acres	MI	Kalamazoo	612	81.2%	$345.50
Riverdale(Colonial Coach)	GA	Atlanta	481	71.9%	$363.80
Colonial Manor	MI	Kalamazoo	195	84.6%	$321.36
Colony Cove	FL	Sarasota	2,210	98.1%	$408.10
Columbia Heights	ND	Grand Forks	302	95.4%	$327.83
Country Estates	MI	Grand Rapids	254	77.6%	$335.96
Crestview	OK	Stillwater	238	69.7%	$222.01
Countryside Village - Denver	CO	Denver	345	90.7%	$454.06
Countryside Vlg Jacksonville	FL	Jacksonville	643	84.6%	$352.76
Countryside Vlg Longmont	CO	Longmont	310	97.4%	$464.13
Eagle Point	WA	Seattle	230	83.0%	$536.81

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Eastridge Estates	CA	San Jose	187	99.5%	$709.52
Eldorado Estates	FL	Daytona Beach	126	94.4%	$300.74
Emerald Lake	FL	Fort Myers	201	99.5%	$326.54
Evergreen	CT	New Haven	102	98.0%	$357.89
Fairways Country Club	FL	Orlando	1,141	99.4%	$330.77
Falcon Farms	IL	Moline	215	89.3%	$297.86
Ferrand Estates	MI	Grand Rapids	420	97.4%	$388.89
Forest Creek	IN	South Bend	167	78.4%	$331.34
Fountainvue	IN	Marion	120	81.7%	$206.32
Foxhall Village	NC	Raleigh	315	81.9%	$371.26
Friendly Village - CO	CO	Greeley	226	97.8%	$380.23
Golden Valley	GA	Atlanta	131	71.8%	$361.12
Green Acres - CT	CT	New Haven	64	100.0%	$354.37
Hickory Knoll	IN	Indianapolis	325	89.5%	$368.67
Hidden Valley	FL	Orlando	303	99.7%	$361.93
Highland	CT	New Haven	50	92.0%	$366.43
Hillcrest	MA	Boston	83	96.4%	$391.19
Holiday Estates	MI	Grand Rapids	204	92.6%	$367.22
Howell	MI	Lansing	455	88.6%	$422.12
Knoll Terrace	OR	Salem	212	81.1%	$427.39
La Quinta Ridge	CA	Palm Springs	151	92.7%	$440.32
Lake in the Hills	MI	Detroit	238	96.2%	$438.56
Lakeland Harbor	FL	Tampa	504	99.8%	$283.23
Lakeland Junction	FL	Tampa	191	99.5%	$227.08
Lakes at Leesburg	FL	Orlando	640	99.7%	$294.60
Lakewood Estates IA	IA	Davenport	180	92.2%	$324.84
Landmark Village	GA	Atlanta	524	79.0%	$340.74
Leisurewoods Rockland	MA	Boston	394	99.2%	$372.51
Leisurewoods Taunton	MA	Boston	222	100.0%	$344.27
Macomb	MI	Detroit	1,427	85.2%	$432.13
Maple Grove Estates	ID	Boise	270	91.5%	$364.14
Maple Valley	IL	Kankakee	276	98.6%	$317.33
Mariwood	IN	Indianapolis	296	89.2%	$358.87
Marnelle	GA	Atlanta	205	86.8%	$346.03
Meadow Park	ND	Fargo	117	93.2%	$253.36
Novi	MI	Detroit	725	80.3%	$471.34
Oak Ridge	IN	South Bend	204	80.4%	$288.28
Oakhill	MI	Flint	504	79.4%	$407.86
Oakwood Forest	NC	Greensboro	482	71.4%	$301.21
Old Orchard	MI	Flint	200	98.5%	$373.14
Orange Lake	FL	Orlando	242	93.8%	$306.03
Orion	MI	Detroit	423	89.8%	$405.66
Palm Beach Colony	FL	West Palm Beach	285	94.4%	$340.19
Pine Lakes Ranch	CO	Denver	762	95.5%	$447.58
Pinecrest Village	LA	Shreveport	446	75.1%	$185.57
Pinewood	MI	Columbus	380	83.7%	$358.10
Pleasant Ridge	MI	Lansing	305	55.1%	$253.35
President’s Park	ND	Grand Forks	174	83.3%	$279.08
Redwood Estates	CO	Denver	754	95.9%	$434.62
Regency Lakes	VA	Winchester	384	97.9%	$265.39
Riverview	OR	Portland	133	90.2%	$461.97
Rosemount Woods	MN	Minneapolis/St. Paul	182	97.3%	$442.41
Royal Estates	MI	Kalamazoo	183	87.4%	$359.64
Saddlebrook	SC	Charleston	425	92.5%	$254.47
Science City	MI	Midland	171	87.1%	$332.47
Shady Lane	FL	Clearwater	108	92.6%	$315.71
Shady Oaks	FL	Clearwater	250	96.0%	$365.18
Shady Village	FL	Clearwater	156	96.8%	$350.70
Shenandoah Estates	ID	Boise	154	92.2%	$337.01
Skyway	IN	Indianapolis	156	91.7%	$356.94
Southwind Village	FL	Naples	337	97.0%	$361.49

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Springbrook	MI	Utica	398	94.2%	$393.56
Starlight Ranch	FL	Orlando	783	94.6%	$357.58
Stonegate, LA	LA	Shreveport	157	94.9%	$208.05
Swan Creek	MI	Ann Arbor	294	99.0%	$393.16
Tarpon Glen	FL	Clearwater	170	87.6%	$326.32
Terrace Heights	IA	Dubuque	317	91.5%	$299.85
The Colony	CA	Palm Springs	220	98.2%	$657.85
The Glen	MA	Boston	36	100.0%	$460.24
The Orchard	CA	San Francisco	233	99.6%	$671.30
Twenty-Nine Pines	MN	St. Paul	152	89.5%	$353.76
Twin Pines	IN	Goshen	238	89.5%	$319.34
Valley Vista	MI	Grand Rapids	137	88.3%	$372.03
Vance	OH	Columbus	105	81.9%	$294.09
Villa	MI	Flint	319	75.2%	$378.44
Whispering Pines	FL	Clearwater	392	92.1%	$412.00
Woodlake	NC	Greensboro	308	70.1%	$295.72
Yorktowne	OH	Cincinnati	354	89.3%	$390.14
Greenpark South	AL	Montgomery	421	90.3%	$296.93
Hoosier Estates	IN	Indianapolis	288	95.5%	$214.03
Hunter Ridge	GA	Atlanta	840	81.5%	$372.04
Arlington Lakeside	TX	Dallas	233	83.3%	$321.87
Beacon Hill Colony	FL	Tampa	201	98.0%	$264.54
Beacon Terrace	FL	Tampa	297	99.7%	$266.73
Berryman’s Branch	NJ	Philadelphia	257	94.9%	$391.01
Creekside	TX	Dallas	583	93.5%	$419.52
Crystal Lake Club	FL	Tampa	599	79.6%	$312.35
Four Seasons	GA	Atlanta	214	90.7%	$332.82
Friendly Village	GA	Atlanta	203	94.1%	$419.56
Grand Place	TX	Dallas	334	93.4%	$378.04
Greenbriar Village	PA	Allentown	319	99.4%	$426.42
Green River Village	CA	Los Angeles	333	99.7%	$776.46
Haselton Village	FL	Orlando	292	97.3%	$276.81
Jurupa Hills	CA	Los Angeles	322	100.0%	$602.30
Lakeside Terrace	FL	Orlando	241	98.8%	$236.30
Lamplighter GA	GA	Atlanta	431	86.3%	$407.96
Los Ranchos	CA	Los Angeles	389	76.1%	$365.14
Mountain View	NV	Las Vegas	349	99.1%	$560.44
North Bluff Estates	TX	Austin	274	93.4%	$375.96
Northwood	TX	Dallas	451	93.8%	$426.96
Parkwood Communities	FL	Orlando	695	95.5%	$192.58
Pooles Manor	GA	Atlanta	194	63.9%	$358.22
Shadow Hills	FL	Orlando	670	70.9%	$360.99
Shadowood	GA	Atlanta	506	79.2%	$382.78
Shenandoah Village	NJ	Philadelphia	359	99.4%	$377.56
Smokecreek	GA	Atlanta	264	82.2%	$366.67
Stonegate Austin	TX	Austin	358	94.1%	$400.55
Stonegate Pines	TX	Dallas	160	96.9%	$336.78
Stone Mountain	GA	Atlanta	354	82.5%	$405.20
Suburban Woods	GA	Atlanta	216	70.4%	$377.67
Sunny South Estates	FL	West Palm Beach	319	97.5%	$418.75
Tara Woods	FL	Tampa	531	99.2%	$360.16
Tierra West	NM	Albuquerque	653	48.7%	$349.25
University Village	FL	Orlando	480	78.8%	$368.53
Village Green	FL	Vero Beach	780	99.9%	$372.77
Westpark	AZ	Phoenix	183	90.7%	$369.17
Woodlands of Kennesaw	GA	Atlanta	273	80.2%	$407.83
Longview - CO	CO	Longmont	400	99.3%	$443.29
Apache East	AZ	Apache Jct	123	91.9%	$285.05
Denali Park	AZ	Apache Jct	162	82.7%	$299.97
A Garden Walk	FL	West Palm Beach	484	90.7%	$347.06
Aztec	NM	Albuquerque	163	74.8%	$423.36

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Big Country Estates	WY	Cheyenne	251	91.2%	$308.62
Carefree Village	FL	Tampa	406	75.4%	$347.41
Chisholm Creek Manor	KS	Wichita	254	69.7%	$217.37
El Frontier	AZ	Tucson	179	67.6%	$198.65
Fernwood	MD	Washington DC	328	96.0%	$333.56
Green Acres	VA	Richmond	182	56.6%	$318.99
Heritage Point	AL	Montgomery	265	53.2%	$336.96
The Hills	WA	Richland	278	80.2%	$336.28
Kings & Queens	FL	Lakeland	107	97.2%	$197.15
Lakeside	GA	Atlanta	103	87.4%	$290.65
Lexington	MD	Washington DC	76	65.8%	$278.22
Long Lake	FL	West Palm Beach	134	82.1%	$447.51
Longview	NM	Albuquerque	92	70.7%	$314.53
Lucerne	FL	Lakeland	140	95.0%	$269.98
North Glen Village	IN	Indianapolis	289	89.6%	$247.11
The Pines	SC	Charleston	204	59.3%	$318.39
Plantation Estates	GA	Atlanta	138	76.8%	$294.13
Pondarosa	IN	Indianapolis	147	88.4%	$221.43
Sea Pines	AL	Mobile	429	40.1%	$261.39
Shady Hills	TN	Nashville	251	68.5%	$222.34
Southpoint	NM	Albuquerque	282	82.3%	$367.14
Saint Clements	MD	Washington DC	201	48.8%	$329.70
Suburban	MD	Washington DC	138	87.0%	$279.69
Sunset Vista	UT	Salt Lake City	207	84.1%	$271.38
Town & Country Estates	AZ	Tucson	320	87.5%	$277.29
Trailmont	TN	Nashville	131	96.9%	$381.23
Village Glen	FL	Orlando	143	86.0%	$313.90
Village Park	NM	Albuquerque	180	71.7%	$365.55
Weststar	AZ	Tucson	90	87.8%	$419.44
Winter Haven	FL	Lakeland	238	92.4%	$309.85
Woodland Hills	AL	Montgomery	628	71.3%	$300.29

Subtotal stable portfolio		185	60,622	87.1%	$368.23

Expansion
Algoma Estates	MI	Grand Rapids	343	85.4%	$323.30
Broadmore	IN	South Bend	370	67.8%	$304.51
Butler Creek	GA	Augusta	376	58.0%	$224.68
Canterbury Estates	MI	Grand Rapids	290	62.4%	$285.12
Carnes Crossing	SC	Summerville	604	77.6%	$236.18
Timber Heights	MI	Flint	221	82.8%	$373.10
Conway Plantation	SC	Myrtle Beach	299	66.6%	$216.04
Cranberry Lake	MI	Pontiac	328	81.4%	$421.60
Crystal Lakes - Zephyrhills	FL	Tampa	330	65.2%	$177.78
Del Tura	FL	Fort Myers	1,344	88.5%	$474.89
Eagle Creek	TX	Tyler	194	75.3%	$199.82
Forest Lake Estates	MI	Grand Rapids	221	66.1%	$348.62
Foxwood Farms	FL	Orlando	375	80.8%	$257.92
Grand Blanc	MI	Flint	478	74.1%	$431.02
Hunter’s Chase	OH	Lima	135	68.9%	$192.97
Huron Estates	MI	Flint	111	85.6%	$240.84
Indian Rocks	FL	Clearwater	148	73.6%	$293.38
Lakewood - AL	AL	Montgomery	396	41.7%	$196.40
Leonard Gardens	MI	Grand Rapids	319	73.7%	$350.93
Midway Estates	FL	Vero Beach	204	59.8%	$374.72
Norton Shores	MI	Grand Rapids	656	75.2%	$313.72
Pedaler’s Pond	FL	Orlando	214	80.8%	$242.67
Sherwood	IN	Marion	134	43.3%	$226.02
Springfield Farms	MO	Springfield	290	56.2%	$208.84
The Highlands	MI	Flint	682	85.5%	$334.40
Torrey Hills	MI	Flint	377	84.4%	$370.50
Westbrook	MI	Detroit	388	90.5%	$451.28

Community	State	Location (Closest Major City)	Total Number of Sites	Occupancy	Weighted Average Monthly Rent per Site

Winter Haven Oaks	FL	Orlando	343	54.2%	$238.88
Yankee Springs	MI	Grand Rapids	284	76.4%	$290.32
Misty Winds	TX	Corpus Christi	354	87.3%	$300.68
Palm Valley	FL	Orlando	790	82.9%	$381.86
Pinelake Gardens	FL	Vero Beach	532	88.3%	$350.00

Subtotal expansion portfolio		32	12,130	75.9%	$335.25

Development
Glenmoor	MI	Battle Creek	41	68.3%	$193.13
Oakley Point	SC	North Charleston	91	16.5%	$202.97
Harston Woods	TX	Fort Worth	145	42.8%	$263.33
Prairie Greens	CO	Denver	139	28.8%	$378.48
Maple Run	MI	Clio	146	65.8%	$291.32
Pine Lakes	MI	Lapeer	136	65.4%	$345.62
Antelope Ridge	CO	Colorado Springs	246	44.3%	$339.01
Holly Hills	MI	Holly	174	55.7%	$229.25
Onion Creek	TX	Austin	350	48.9%	$333.15
Deerfield Manor	MI	Grand Rapids	96	43.8%	$257.10
Wolf Creek	IA	Des Moines	80	10.0%	$993.72

Subtotal development portfolio		11	1,644	46.0%	$293.44

Total portfolio		228	74,396	84.4%	$363.41

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits and Index of Exhibits
		31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K
Current report on Form 8-K dated April 30, 2003 included information relating to Chateau’s first quarter 2003 financial results.

Current report on Form 8-K dated May 29, 2003 included Chateau’s press release announcing a definitive agreement and plan of merger with Hometown America, LLC.

Current report on Form 8-K dated May 29, 2003 included Chateau’s and Hometown’s agreement and plan of merger.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on the 8th day of August, 2003.

CHATEAU COMMUNITIES, INC.

By:	/s/ TAMARA D. FISCHER

Tamara D. Fischer Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)